Form 10QSB
period 2001-03-31
PRIMAL SOLUTIONS INC
filed 2001-05-21
CIK 1124217

     As filed with the Securities and Exchange Commission on May 21, 2001

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _______________________

                                  FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                         Commission File No. 000-46494

                        ______________________________

                             PRIMAL SOLUTIONS, INC.
              (Exact Name of Small Business Issuer in its Charter)

                            ________________________

            Delaware                           7372                   36-4170318
  (State or Other Jurisdiction      Primary Standard Industrial    (I.R.S. Employer
of Incorporation or Organization)   Classification Code Number    Identification No.)

                            _______________________

         18881 Von Karman Avenue                       92612
               Suite 500                             (Zip Code)
           Irvine, California
     (Address and telephone number of
       Principal Executive Offices)

                                 (949) 260-1500
                (Issuer's Telephone Number, Including Area Code)

                            _______________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]    No  [_]

  Number of shares outstanding as of the close of business on May 18, 2001:

            TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING
            --------------                 ----------------------------
    Common Stock, $0.01 par value.                  20,106,269

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                                     INDEX


         PART I FINANCIAL INFORMATION                                       Page

Item 1.  Condensed Consolidated Balance Sheets at March 31, 2001
         (unaudited) and December 31, 2000                                    3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2001 and March 31, 2000 (unaudited)           4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and March 31, 2000 (unaudited)           5

         Notes to Condensed Unaudited Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

         PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities and Use of Proceeds                           23

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    24

                             PRIMAL SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,    December 31,
                                                           --------------------------
                                                              2001          2000
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $   673,702   $ 1,844,767
Accounts and notes receivable, net of allowance for
 doubtful accounts of $159,882 (2001) and $138,882 (2000)    1,580,197     1,770,317
Prepaid expenses and other current assets                      243,376       291,761
                                                           -----------   -----------
    Total current assets                                     2,497,275     3,906,845
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $731,883 (2001) and $571,665 (2000)         1,649,865     1,801,420
RECEIVABLE FROM AVERY COMMUNICATIONS, INC.                      36,528        36,528
GOODWILL, net                                                6,904,935     7,219,072
OTHER ASSETS                                                    22,793        21,627
                                                           -------------------------
                                                           $11,111,396   $12,985,492
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued lease liability                                    $ 1,597,911   $        --
Accounts payable and other accrued liabilities               1,428,468     1,434,229
Deferred revenue                                             1,092,248     1,074,008
Current portion of note payable to Corsair                   1,590,881       426,138
Current portion of capital lease obligations                   161,265       237,204
Current portion of notes payable to officers,
  net of discount                                               64,984        86,433
                                                           -----------   -----------
    Total current liabilities                                5,935,757     3,258,012

CAPITAL LEASE OBLIGATIONS, less current portion                 75,555        75,555
NOTE PAYABLE TO CORSAIR, less current portion                       --     1,219,728
                                                           -----------   -----------
    Total liabilities                                        6,011,312     4,553,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 authorized;
 none issued and outstanding
Common stock, $0.01 par value; 95,000,000 shares
 authorized; 20,106,269 and 19,696,957 issued and
 outstanding as of March 31, 2001 and December 31, 2000        201,063       196,970
Additional paid-in capital                                  11,800,513    11,739,116
Accumulated deficit                                         (6,901,492)   (3,503,889)
                                                           -----------   -----------
    Net stockholders' equity                                 5,100,084     8,432,197
                                                           -----------   -----------
                                                           $11,111,396   $12,985,492
                                                           ===========   ===========

See accompanying notes to condensed unaudited consolidated financial statements

                            PRIMAL SOLUTIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three               Three
                                               months              months
                                               ended               ended
                                              March 31,           March 31,
                                                2001                2000
                                             (Unaudited)         (Unaudited)
REVENUES:
System revenue                              $   531,976         $   656,020
Service revenue                               1,111,542           1,317,462
                                            -----------         -----------
  Total revenues                              1,643,518           1,973,482

Cost of systems                                  22,959              27,616
Cost of services                                937,388             841,756
                                            -----------         -----------
COST OF REVENUES                                960,347             869,372
                                            -----------         -----------
GROSS MARGIN                                    683,171           1,104,110

OPERATING EXPENSES:
Research and development                        921,224           1,020,314
Sales and marketing                             516,265             679,241
Loss on lease abandonment                     1,597,911                  --
General and administrative                    1,010,781             765,738
                                            -----------         -----------
  Total operating expenses                    4,046,181           2,465,293
                                            -----------         -----------
LOSS FROM OPERATIONS                         (3,363,010)         (1,361,183)

INTEREST AND OTHER EXPENSE, net                 (34,593)            (11,226)
                                            -----------         -----------
LOSS BEFORE INCOME TAX PROVISION             (3,397,603)         (1,372,409)

INCOME TAX PROVISION                                 --                  --
                                            -----------         -----------
NET LOSS                                    $(3,397,603)        $(1,372,409)
                                            ===========         ===========

Basic and diluted net loss per share        $     (0.17)        $     (0.07)

Weighted-average basic and
 diluted common shares outstanding           19,924,353          19,696,957

See accompanying notes to condensed unaudited consolidated financial statements

                             PRIMAL SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                   Three months      Three months
                                                       ended             ended
                                                   March 31, 2001    March 31, 2000
                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(3,397,603)      $(1,372,409)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         474,444           264,714
  Amortization of loan payable discount                     211                --
  Provision for doubtful accounts                        21,000                --
  Stock compensation expense                             93,978                --
  Changes in operating assets and liabilities:
    Accounts receivable                                 169,120          (617,770)
    Prepaid expenses and other current assets            48,385            37,123
    Other assets                                         (1,254)               (2)
    Accounts payable, accrued expenses, and
     accrued lease liability                          1,493,029           (60,104)
    Deferred revenue                                     18,240           682,104
                                                    -----------       -----------
      Net cash used in operating activities          (1,080,450)       (1,066,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                      (8,664)         (263,693)
Repayment from Avery Communications, Inc.                    --           177,717
                                                    -----------       -----------
      Net cash used in investing activities              (8,664)          (85,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations                       (81,951)         (139,019)
                                                    -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS               $(1,171,065)      $(1,291,339)
CASH AND CASH EQUIVALENTS, beginning of period        1,844,767         1,710,996
                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, end of period            $   673,702       $   419,657
                                                    ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the period for:
    Interest                                        $    20,892       $    56,541
                                                    ===========       ===========
NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Acquisition of property through capital lease       $        --       $   144,600
                                                    ===========       ===========

 See accompanying notes to condensed unaudited consolidated financial statements

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

    Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and subsidiary (the "Company") as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Organization and Nature of Operations - Primal Systems, Inc. ("Primal") was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. Primal also designs, develops, and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry, primarily utilizing decision support software and Internet technologies. Effective October 1, 1999, Primal was acquired by Avery Communications, Inc ("Avery") and changed its name to Primal Solutions, Inc.

    The Company was spun-off as a separate public company by Avery on February 9, 2001 as discussed below with the actual share distribution done on February 13, 2001. The balance sheet as of March 31, 2001 reflects the financial position of the Company as a separate company. The financial statements for the three months ended March 31, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through March 31, 2001. The financial statements for the three months ended March 31, 2000, reflect the operations of the Company, as a wholly-owned subsidiary of Avery.

    On February 13, 2001, Avery distributed approximately 13,200,000 shares of common stock of the Company to Avery's security holders (the "Distribution"). In the Distribution, each common shareholder of Avery on February 12, 2001 received one share of the Company's common stock for each share of Avery's common stock held on that date. In addition, owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution. In addition, in connection with the Distribution agreement, on February 27, 2001, the Company distributed 250,000 shares of common stock to a former executive officer of Avery.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the Distribution agreement, the Old Primal Stockholders exchanged an aggregate of 7,126,894 shares of Avery's Series F preferred stock for 7,126,894 of Avery Series G preferred stock. The Avery Series G preferred stock is identical in all respects to the Series F preferred stock, except that:

       . the Avery Series G preferred stock will have one vote for each share of Avery common stock into which it is from time to time convertible and will vote with the holders of Avery's common stock as a single class,

       . the Avery Series G preferred stock will not be entitled to participate in the distribution by Avery of the shares of Primal common stock to Avery's security holders, and

       . the Avery Series G preferred stock will not be convertible into Avery's common stock until the earlier of the date of the distribution or the termination of the distribution agreement.


    The valuation of the Company stock distributed was determined through an independent appraisal of the Company's business. The Distribution was a taxable transaction for federal income tax purposes. As part of the transaction, the original Primal owners agreed to receive 15% and 32% of Avery and the Company, respectively, on a fully diluted basis. On February 13, 2001, the Company issued 6,207,026 shares of common stock to the Old Primal Stockholders.

    Concentration of Credit Risk - The Company sells its products primarily to large commercial companies. Credit is extended based on an evaluation of the Customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses.

    For the three-month periods ended March 31, 2001 and March 31, 2000, two and one customers, respectively, had revenues greater than 10% of total revenues. A summary of sales by customer for the three-month periods ended March 31, 2001 and March 31, 2000 is as follows:

    Customer                     March 31,         March 31,
                                   2001               2000
A                                $1,167,227        $1,247,183
B                                   160,245           153,000

    Recent Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and are required to be reported as assets or liabilities at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

    In December 1999, Staff Accounting Bulletin (SAB) No. 101 was issued to provide staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this statement during the fourth quarter of 2000. The adoption of the statement did not have a material impact on the Company's results of operations or equity.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for
    Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

    Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share were both computed by dividing net loss by the weighted-average number of common shares outstanding for the period because there were no common equivalent shares outstanding.

    Management Plans - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a cash balance of $673,702, a working capital deficit of $3,438,482, and an accumulated deficit of $6,901,492 at March 31, 2001, and a net loss of $3,397,603 for the three months ended March 31, 2001. However, management believes that existing cash balances, combined with cash generated from operations, a reduction in our operating expenses including the mitigation of the lease termination costs, and the restructure of the note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. If we are unable to mitigate the lease termination costs and restructure the note payable to Corsair Communications, Inc., we may need to seek additional financing. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

2.  STOCK BASED COMPENSATION

    In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.

    In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, the Company also agreed to pay the related federal and state income taxes triggered by such common stock grant. As such, the Company issued a note payable to Mr. Salway of approximately $28,000. The fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $94,000 were recorded as compensation expense during the three months ended March 31, 2001

3.  NOTE PAYABLE TO CORSAIR COMMUNICATIONS, INC.

    On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable bears interest at 10% and is secured by substantially all the Company's property and equipment. Principal and interest are payable monthly with all unpaid principal and interest due May 2001. Such note was refinanced

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    subsequent to year-end. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

    In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note will increase to 16% starting in May 2001 and the note is payable in approximately 36 monthly installments, beginning January 2001, and is due May 2004. Accordingly, the existing note balance as of December 31, 2000 reflects the monthly repayment terms of the amended note.

    Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company has stopped making payments on the note payable to Corsair Communications, Inc. The balance of the note payable of $1.6 million has been classified as a current liability in accordance with the terms of the note which state the balance of the note is immediately due upon default. As of May 15, 2001, the Company is delinquent three months of payments totaling $147,048. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the note terms, and believes that such note can be restructured. However, there is no assurance that such restructuring will take place.

4.  GEOGRAPHIC INFORMATION

    Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                         United       Asia/      Europe      Total
                                         States      Pacific
     Three months ended March 31, 2001
     ---------------------------------
     Revenues                          $ 1,306,981  $ 174,262  $ 162,275  $ 1,643,518
     Gross Profit                          543,280     72,437     67,454      683,171
     Loss from operations               (2,674,378)  (356,582)  (332,050)  (3,363,010)
     Long-lived assets                   1,649,865                          1,649,865

     Three months ended March 31, 2000
     ---------------------------------
     Revenues                          $ 1,470,825  $ 225,569  $ 277,088  $ 1,973,482
     Gross Profit                          822,887    126,200    155,023    1,104,110
     Loss from operations               (1,014,482)  (155,584)  (191,117)  (1,361,183)
     Long-lived assets                   1,922,858                          1,922,858

     Revenues from significant countries were as follows:

                                                       United        United
                                        Australia      Kingdom       States
    Three months ended March 31, 2001    $160,245      $136,824    $1,306,981
    Three months ended March 31, 2000     153,000       197,604     1,475,825

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  LOSS ON LEASE ABANDONMENT

    The Company has a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and has recently consolidated its operations to 14,000 square feet of space. The Company is currently negotiating a lease assignment of the remaining 14,000 square feet of space, and is only making payments to the landlord for the space occupied. As a result, the Company is currently in default on the lease and has recorded a charge of approximately $1.6 million for the loss on lease abandonment relating to the future lease obligation for the space not currently being used.

6.  SUBSEQUENT EVENTS

    In April 2001, the Company, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price equal to the fair market value at the time of the grant. The resulting expense related to such option grant recorded in 2nd quarter was not significant.

    In April 2001, the Company issued options to purchase up to 409,312 shares of its common stock to William Salway at an exercise price equal to the fair market value at the time of the grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

     The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

General

     Primal, and its subsidiary Wireless Billing Systems, develop, market and support customer management and billing software (CM&B), customer analytics software, and switch mediation software for providers of voice and data transmission services using the Internet and wireless networks. Voice over IP, also known as Internet telephony, is the transmission of voice communications over public or private networks, using Internet protocol, commonly referred to as IP. Internet protocol is the process by which data is transmitted from one computer to another on the Internet. Wireless communications, such as cellular and paging, utilize radio frequencies to transmit and receive voice and data services.

     Primal's software products, Connect CCB(TM) for customer management and billing, Access IM(TM) for switch mediation, and Outfront CRM(TM) for customer analytics, form an integrated product suite which enables communications service providers to manage all aspects of the customer relationship from one system, including mission critical functions such as account creation, service initiation, customer care and billing. It also collects the data necessary to track and analyze service usage on an individual customer basis. Primal's integrated product suite can support both start-up service providers, with few customers, as well as large established service providers with millions of customers, across both IP and Wireless networks. Primal software operates with telecommunications equipment from major manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., and Nortel Networks, Inc. Primal's products currently support more than six million customers across our current base of 12 customers worldwide.

Current Conditions

     The marketplace from which the Company operates has recently suffered an economic downturn. Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. We have recently had to reduce our expected revenues from such potential clients due to their inability to receive adequate financing. As a result, the Company has taken steps to reduce operating costs to bring them in line with the expected reduction in future revenues. Such steps have included a reduction in staff and operating expenses, and consolidation of facilities.

     The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Recent Events

     On February 13, 2001, Avery Communications, Inc. ("Avery"), in connection with the Distribution agreement, distributed approximately 13.2 million shares of common stock of the Company to Avery's securityholders. Each common shareholder of Avery on the payment date of the distribution, February 12, 2001, received one share of the Company's common stock for each share of Avery's common stock held on that date. In addition, owners of shares of Avery's series a, b, c, d, and e convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the distribution. In addition, also in connection with the Distribution agreement, on February 27, 2001, the Company distributed 250,000 shares of common stock to a former executive officer of Avery.

Results of operations for the three months ended March 31, 2001 and 2000

Total Revenue

     Total revenue decreased to $1.6 million for the three months ended March 31, 2001, from $2.0 million for the three months ended March 31, 2000.

     System revenue decreased to $532,000, or 32% of total revenues, for the three months ended March 31, 2001, from $656,000, or 33% of total revenues, for the three months ended March 31, 2000. The decrease in the dollar amount of system revenues was primarily due to a decrease in system upgrades and third party software sales.

     Service revenue decreased to $1.1 million, or 68% of total revenues, for the three months ended March 31, 2001, from $1.3 million, or 67% of revenues, for the three months ended March 31, 2000. The decrease in the dollar amount of service revenues primarily resulted from a decrease in maintenance revenues due to the decrease in outstanding maintenance contracts. In addition, service revenues decreased due to a reduction in professional services and custom programming revenue relating to a lower level of demand for these services from existing customers compared to the prior year.

     In general, the relative amount of service revenue as compared to system revenue has historically varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users and additional subscribers, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects, the number of users and subscribers licensed and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

     Total cost of revenues increased to $960,000, or 58% of total revenues, for the three months ended March 31, 2001, from $869,000, or 44% of total revenues, for the three months ended March 31, 2000.

     Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The system cost of revenue as a percentage of system revenue remained constant at 4% for both the three months ended March 31, 2001 and three months ended March 31, 2000.

     Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue increased to $937,000, or 84% of service revenue, for the three months ended March 31, 2001 from $842,000, or 64% of service revenues, for the three months ended March 31, 2000. The increase as a percentage of revenue was primarily due to an increased costs.

Research and Development

     Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $921,000, or 56% of total revenues, for the three months ended March 31, 2001, from $1.0 million, or 52% of total revenues for the three months ended March 31, 2000. The decrease is primarily due to a decrease in resources dedicated to research and development activity.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $516,000, or 31% of total revenues, for the three months ended March 31, 2001, from $679,000, or 34% of total revenues, for the three months ended March 31, 2000. The decrease is primarily due to a reduction in costs relative to marketing collateral, trade shows and public relations in general.

Loss on Lease Abandonment

     Loss on lease abandonment was due to the consolidation of operations. The Company has a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and has recently consolidated its operations to 14,000 square feet of space. The Company is currently negotiating a lease assignment of the remaining 14,000 square feet of space, and is only making payments to the landlord for the space occupied. As a result, the Company is currently in default on the lease and has recorded a charge of $1.6 million for the loss on lease abandonment relating to the future lease obligation for the space not currently being used. Such amount is recorded as an accrued liability on the balance sheet at March 31, 2001.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses increased to $1.0 million, or 62% of total revenues for the three months ended March 31, 2001, from $766,000, or 39% of total revenues for the three months ended March 31, 2000, primarily due to an increase in goodwill amortization associated with the acquisition by Avery as well as legal, accounting and other investor relation costs. The increase in goodwill amortization is due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. The Company will evaluate any potential impairment of amounts recorded for goodwill over the next three quarters. See "Other" caption. The increase in legal, accounting and investor relations expenses are related to the spin-off of the Company completed in the quarter and costs associated with being publicly traded.

Interest and Other Expense, Net

     Other expense increased to $35,000 for the three months ended March 31, 2001, from $11,000 for the three months ended March 31, 2000. The increase is primarily due to a decrease in other income due to non-cash expense accrual adjustments in the three months ended March 31, 2000.

Other

     Depreciation and amortization expense included in the results of operations increased to $474,000 for the three months ended March 31, 2001 as compared to $265,000 for the three months ended March 31, 2000, primarily due to the increase in goodwill amortization due to the additional goodwill recorded during fiscal year 2000. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in 1999. Goodwill amortization increased to $314,000 for the three months ended March 31, 2001, as compared to $170,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Our cash balance decreased to $674,000 at March 31, 2001, from $1.8 million at December 31, 2000, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, decreased to a deficit of $3.4 million at March 31, 2001, as compared to a surplus of $649,000 at December 31, 2000. The decrease in working capital was primarily due to a decrease in cash of $1.2 million, the accruing of loss on lease abandonment of $1.6 million and reclassification of the long term portion of the note payable to Corsair Communications, Inc. to current liabilities of $1.3 million. Net cash used in operating activities decreased slightly to $1.1 million for the three months ended March 31, 2001, as compared to $1.1 million for three months ended March 31, 2000.

     Net cash used in investing activities decreased to $9,000 for the three months ended March 31, 2001 as compared to $86,000 for the three months ended March 31, 2000 due to the decrease in property and equipment and decrease in collections on the advance to Avery. We acquired property and equipment valued at $9,000 during three months ended March 31, 2001 as compared to $408,000 for the three months ended March 31, 2000. Of the $408,000 in property and equipment acquired in the three months ended March 31, 2000, $145,000 was acquired through capital leases for computer equipment and software.

     Net cash used in financing activities decreased to $82,000 for the three months ended March 31, 2001 as compared to $139,000 for the three months ended March 31, 2000 due to decrease in payments on long-term debt.

     Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company has stopped making payments on the note payable to Corsair Communications, Inc. The balance of the note payable of $1.6 million has been classified as a current liability in accordance with the terms of the note which state the balance of the note is immediately due upon default. As of May 15, 2001, the Company is delinquent three months or payments totaling $147,048. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the note terms, and believes that such note can be restructured. However, there is no assurance that such restructuring will take place.

     We have a limited operating history as a software company. In recent years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With our recent efforts to reduce operating costs in first quarter 2001, we have decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs. In addition, we are also considering other expense reductions and consolidations and leveraging our growth and implementations with third party integrators trained in implementing our software. We anticipate that if these actions are taken it will further reduce our operating expense levels and improve cash flow.

     We believe that existing cash balances, combined with cash generated from operations, a reduction in our operating expenses including the mitigation of the lease termination costs, and the restructure of the note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. If we are unable to mitigate the lease termination costs and restructure the note payable to Corsair Communications, Inc., we may need to seek additional financing. Additionally, we may seek to raise additional funds through public or private equity financing or from other sources including a working capital line of credit, bridge and permanent financing and strategic financial partners. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

Recently Issued Accounting Procedures

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and are required to be reported as assets or liabilities at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion No. 20, Accounting Changes. Subsequently, SAB No. 101A and No. 101B were issued to delay the implementation of SAB No. 101. It was effective for Primal in the fourth quarter of fiscal 2000. The adoption of the statement did not have a material impact on the Company's results of operations or entity.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation --- an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

                                  RISK FACTORS

     Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this report.

Risks Related to Our Business and Our Marketplace
-------------------------------------------------

We have a limited history as a provider of customer management and billing, switch mediation, and customer analytics software. As a result it is difficult to evaluate our business and prospects.

     We were founded in 1996. We received our first revenues from licensing our customer management and billing, switch mediation, and customer analytics software products and performing related services in 1999. Until 1999, substantially all of our revenues were derived from performing consulting services unrelated to our software products. Sales of our software products and related services accounted for substantially all of our revenues in 1999 and 2000. Because we have a limited operating history as a provider of customer management and billing, switch mediation, and customer analytics software, it is difficult to evaluate our business and prospects.

We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters.

     In order to become profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred a net loss of $3,303,625 for the three months ended March 31, 2001, $4,462,647 for the year ended December 31, 2000, net income of $280,920 and a net loss of $266,479 for the years ended December 31, 1999 and 1998. These results related to our predecessor company for the year ended December 31, 1998, and the nine months ended September 30, 1999, and to Primal for the three months ended December 31, 1999, and the nine months ended September 30, 2000. We had an accumulated deficit of $6,807,514 as of March 31, 2001. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future.

     We have reduced our fixed operating expenses in the first quarter of 2001, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering additional expense reductions and consolidations to further reduce our fixed operating expenses.

     In addition, we will need to generate significant revenues from the sales of Primal Connect CCB(TM), Access IM(TM), and Outfront CRM(TM) and reduce operating costs to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which generally have lower margins.

     If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our revenues are generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer.

     A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the three months ended March 31, 2001 and the year ended December 31, 2000, represented approximately 81% and 72%, respectively, of total revenues. Two customers accounted for approximately 10% or more each of our total revenues for the three months ended March 31, 2001 and the year ended December 31, 2000,and three customers accounted for approximately 10% or more each of our total revenues in 1999 and 1998. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

If we are unable to mitigate the lease termination costs and restructure the note payable to Corsair Communications, Inc., we may need to seek additional financing , and financing may not be available on favorable terms, if at all.

     If we are unable to mitigate the lease termination costs and restructure the note payable to Corsair Communications, Inc., we may to seek additional financing. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase the risk or perceived risk of our company. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

If we are unable to mitigate the effects of our default under the lease with our landlord, our business may be harmed.

     We have recently consolidated our operations to 14,000 square feet of space. We are currently negotiating a lease assignment of the remaining 14,000 square feet of space. We are only making payments to the landlord for the space occupied. As a result, the Company is currently in default on the lease and has recorded a charge of $1.6 million for the loss on lease abandonment relating to space not currently being used.

     If we are unable to mitigate the effects of our default under the lease to the satisfaction of the landlord, we may:

     .    Be forced to find new facilities to continue operating our business.

     .    Institute or be forced into litigation and suffer from costs associated with such action.

     .    Suffer significant costs associated with relocating our business.

     .    Be required to pay damages to the landlord resulting from our default on the lease.

     .    Experience a disruption in our business, which may result in a delay or loss of revenue, a loss of clients, the attrition of personnel, and/or the degradation of our goodwill in the market place.

     If we are forced to find new facilities, such facilities may not be available in a timely fashion, if at all, may be less compatible with our business needs, and no assurances can be made that any such facilities, if available, will be more cost effective.

The telecommunications industry is experiencing consolidation, which may reduce the number of potential clients for our software.

     We cannot be certain that we will not lose clients as a result of industry consolidation. The telecommunications industry is experiencing significant consolidation. In the future, there may be fewer potential clients requiring customer management and billing, switch mediation, and customer analytics software products, increasing the level of competition for new customers. In addition, larger consolidated telecommunications companies have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different telecommunications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major carriers to provide products and services that they need to remain competitive.

If our clients do not receive sufficient financing, our business may be harmed.

     Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, our results of operations may be harmed.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

     . The timing of orders for our software. Customers typically order our products and services only after other vendors have provided the infrastructure for their telecommunications network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for our products and services by customers;

     . The ability of our customers to expand their telecommunications operations and increase their subscriber base, including their ability to obtain financing;

     . Changes in our pricing policies or competitive pricing by our competitors;

     . The timing of releases of new products by manufacturers of telecommunications equipment with which our products operate; and

     .    The timing of product introductions by competitors.

     We have difficulty predicting the volume and timing of orders. For example, we expect an increasing percentage of our total revenues will come from licenses of Connect CCB(TM), Access IM(TM) and Outfront CRM(TM) and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. In any given quarter, we expect our sales to involve large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Connect CCB(TM), Access IM(TM) and Outfront CRM(TM) would reduce our revenues, which would adversely affect our quarterly financial performance. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our lengthy sales cycle makes it difficult to anticipate the timing of sales, and revenue may vary from period to period.

     The sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year. Our products involve a commitment of capital that may be significant to the customer, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

Our growth depends on the commercial acceptance of our recently introduced products, Connect CCB, Access IM, and Outfront CRM, and it is uncertain to what extent the market will accept these products.

     Our future growth depends on the commercial success of Connect CCB(TM), Access IM(TM), and Outfront CRM(TM). Substantially all of our revenues are derived from licenses of Connect CCB(TM), Access IM(TM), and Outfront CRM(TM), and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for Internet-based customer management and billing, switch mediation and customer analytics software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of these software products. We are not certain that our target customers will widely adopt and deploy these software products in their telecommunications operations. Our future revenues will also depend on our customers' licensing software for additional subscribers, users, or for additional call detail records. Their failure to do so could harm our business.

Our business may not grow if we do not increase market awareness of our products by expanding our sales capabilities.

     We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force, which has historically generated the majority of our revenues. This productivity will depend to a large degree on our success in training and retaining sales people. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our software products. Our ability to increase revenues significantly will suffer if we fail to retain qualified sales personnel, or if recently hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

     In addition, because we currently rely on direct sales for substantially all of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. In the future, we intend to augment our direct sales channel through additional third-party distribution arrangements. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

We may not be able to attract or retain a sufficient number of highly qualified professional services personnel, who assist our customers with the implementation of our software products.

     We believe that growth in our software product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation of our software products and to educate third-party systems integrators in the use of our software products. As a result, we may need to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. Competition for qualified professional services personnel with the appropriate knowledge is intense. We are in a new market and there are a limited number of people who have the necessary skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group falls behind schedule in implementing our products.

We have recently reduced operating costs in part by reducing staff. As a result, we may suffer further attrition and/or may not be able to recruit qualified personnel.

     In reducing our operating costs, we have recently reduced the size of our staff to levels more consistent with expected level of new business. The reduction in staff could result in further attrition of qualified personnel. In addition, in the future we may not able to recruit the needed qualified personnel if the reduction causes our company to be perceived as an unstable employment environment. As a result, we may not be able to provide customers with the needed level of professional services, which could result in the loss of customers and reduction in sales revenues.

We may be unable to maintain our existing customers and/or generate new sales if our software products do not continue to be enhanced and continue to integrate and operate successfully with the telecommunications equipment of the leading manufacturers.

     If we do not continue to improve our software products and develop new software products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to maintain existing customers and/or attract new customers.

     Additionally, the success of our software products depends upon the continued successful integration and operation of our software products with the telecommunications equipment of the leading manufacturers. We currently target a customer base that uses a wide variety of telecommunications network infrastructure equipment and software platforms, which are constantly changing. As such, we must continually modify our software products as new telecommunications equipment is introduced. If our products fail to satisfy these demanding and rapidly changing technical challenges, our existing customers will be dissatisfied. As a result, we may be unable to generate future sales and our business will be materially adversely affected.

     We have in the past experienced delays in releasing new software products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our software products.

We incorporate software licensed from third parties into our customer management and billing and customer analytics software products, and any significant interruption in the availability of these third-party software products or defects in these products could harm our business in the short-term.

     Portions of our customer management and billing and customer analytics software products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our software products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business in the short-term.

We face intense competition from companies that may have greater resources than we do.

     The market for our products is very competitive. We expect competition to increase in the future. Our principal competitors include billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionality's similar to those provided by our product in-house rather than buying them from outside suppliers.

     Many of our current and future competitors may have advantages over us, including:

     .    Longer operating histories;

     .    Larger customer bases;

     . Substantially greater financial, technical, sales and marketing resources;

     .    Greater name recognition; and

     . Ability to provide more easily a comprehensive hardware and software solution.

     Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

We depend on our intellectual property, and litigation regarding our intellectual property could harm our business.

     Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Our intellectual property includes our proprietary technology, our trade secrets, patents, copyrights in our software products, and our trademarks. Our copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product names. These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Furthermore, the laws of certain countries in which we sell our products do not protect our software products and intellectual property rights to the same extent, as do the laws of the United States. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

Claims by others that we infringe their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

     Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

Our business will suffer if our software contains errors or our software product development is delayed.

     We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our Connect CCB(TM) customer management and billing software product to our customers' operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of Connect CCB(TM), which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

     Our license agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amount paid by the licensee to us for the product or service, giving rise to the damages. However, all domestic and international jurisdictions may not enforce these limitations. We may encounter product liability claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

Our future success will depend on our ability to attract and retain qualified personnel.

     We may not be able to attract, assimilate or retain qualified personnel in the future as competition for these individuals is intense. Our business could suffer if we cannot attract qualified personnel. Hiring qualified personnel is very competitive in our industry, particularly in the Orange County, California area, where Primal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the telecommunications industry.

Barriers to international expansion could limit our future growth.

     In the future, we may expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 20%, 25% and 43% of our total revenue for the three months ended March 31, 2001, and the years ended December 31, 2000 and 1999, respectively. We conduct our international sales primarily through direct sales from our offices in the United States. Any expansion of our existing international operations and entry into additional international markets will require additional financing and significant management attention.

     Our international operations face numerous risks. Our products must be localized--customized to meet local user needs--in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

     We also face certain other risks inherent in conducting business internationally, such as:

     . Difficulties and costs of staffing and managing international operations;

     .    Language and cultural differences;

     . Difficulties in collecting accounts receivable and longer collection periods;

     .    Seasonal business activity in certain parts of the world;

     .    Fluctuations in currency exchange rates;

     .    Legal and governmental regulatory requirements;

     .    Trade barriers; and

     .    Potentially adverse tax consequences.

     Any of these factors could seriously harm our international operations and, consequently, our business.

     To date, a majority of our international revenue and costs have been denominated in United States dollars. However, future international revenue and costs may be denominated in currencies other than the United States dollar. We have not engaged in any foreign exchange hedging transactions, and we are therefore subject to foreign currency risk.

If we acquire additional companies, products or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

     We may decide to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

     We have no present commitments, understandings or plans to acquire other companies.

If we fail to modify or improve our software products in response to evolving industry standards, our software products could rapidly become obsolete, which would harm our business.

     Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

     Our products are designed to work on a variety of hardware and software platforms used by our customers. However, our products may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business.

Governmental regulations that limit the growth of the Internet or the telecommunications industry could reduce our potential market.

     The telecommunications carriers that constitute our clients are regulated at the federal, state and local levels. Federal and state regulations may inhibit the growth of the Internet or telecommunications industry, affect the development of Internet enhanced services of other markets, limit the number of potential clients for our services, impede our ability to offer competitive services to the Internet and telecommunications markets, or otherwise have a materially adverse effect on our business, financial condition, results of operations and cash flows.

     The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled services, such as wireless, wireline, data, and video.

Those changes could in turn subject us to increased pricing pressures, decrease the demand for our products and services, increase our cost of doing business or otherwise have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Government regulation of the collection and use of personal data could reduce demand for Outfront CRM(TM), our customer analytics product.

     Our product, Outfront CRM(TM), connects to and analyzes data from various applications, including Internet applications, which enable businesses to capture and use information about their customers. Government regulations that limit our customers' use of this information could reduce the demand for this product. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children's Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which Outfront CRM(TM) operates, and could restrict the use of Outfront CRM in some e-commerce applications. This could reduce demand for Outfront CRM(TM).

Risks Related to Owning Our Stock
---------------------------------

Future sales of our common stock may depress our stock price.

     A significant number of shares of our common stock are freely tradable. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Since first trading on March 14, 2001, our common stock has traded only sporadically and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to persons owning our common stock.

     There has been no market for our common stock prior to our initial distribution. At best, only a limited market is expected to develop for our common stock. Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

     In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board.

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market or any national securities exchange.

We do not intend to pay dividends; you will not receive funds without selling shares.

     We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders will together own or have the right to vote 33.9% of our voting stock, the voting power of other stockholders may be limited.

     With the distribution of 6,207,026 shares to the Old Primal Stockholders and 400,000 shares to an executive officer, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 33.9% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Primal.

     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire Primal without the consent of our board of directors. The acquirer will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.

     Furthermore, our board of directors could choose not to negotiate with an acquirer that it did not feel was in the strategic interests of Primal. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

Our common stock may become subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.


                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

Primal is not currently a party to any material legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

In February 2001 the Company granted to William Salway 409,312 shares of the Company's common stock, and in April 2001, the Company granted to William Salway options to purchase up to 409,312 shares of the Company's common stock. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

In April 2001, the Company granted to Standard Investment Chartered, Inc. options to purchase up to 100,000 shares of common stock. Exemption from registration is claimed under Section 4(2) of the Act.

Effective February 9, 2001, the Company's registration statement on Form SB-2, as amended, was declared effective with the Securities and Exchange Commission, to effect the spin-off of the Company from Avery as part of the Distribution. The Company did not receive any proceeds from the distribution of its shares of common stock by Avery.

Item 3. Defaults Upon Senior Securities

See discussion of note payable to Corsair Communications, Inc. under "Liquidity and Capital Resources"

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 3, 2001, John Faltys resigned as Chief Technology Officer and Executive Vice President. Mr. Faltys remains as a member of Primal's board of directors.
J. Alan Lindauer and Norman Phipps resigned from the Board of Directors on March 19, 2001 and March 29, 2001, respectively. In addition, Louis Delmonico was appointed to the Board of Directors on April 25, 2001 to fill a vacancy on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

Exhibit                         Description of Document
                                -----------------------
Number
------
2.1* Primal Solutions, Inc. Preliminary Distribution Agreement (the "Distribution Agreement"), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot
          M. McCormick (filed as Exhibit 2.1 to Avery's Form 8-K dated August 31, 2000 (the "Primal Form 8-K") and incorporated by reference herein)

2.2* Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form 8-K and incorporated by reference herein)

2.3* Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

2.4* Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

2.5* Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

2.6* Indemnification Agreement, dated July 31, 2000, by and between Avery Communications, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)

3.1* Amended and Restated Certificate of Incorporation (to be filed by amendment)

Exhibit                         Description of Document
                                -----------------------
Number
------
3.2*      Amended and Restated Bylaws

4.1*      Amended and Restated Certificate of Incorporation (to be filed as
          Exhibit 3.1 hereto and incorporated by reference herein)

4.2* Amended and Restated Bylaws (filed as Exhibit 3.2 hereto and incorporated by reference herein)

10.1* Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial Services Corporation, Primal Systems Inc., Mark J. Nielsen, John Faltys, Joseph
          R. Simrell and David Haynes (the "Primal Merger Agreement") (filed as
          Exhibit 2.5 to Avery's Registration Statement on Form SB-2 (Registration No. 333-65133) and incorporated by reference herein)
10.2* Form of Director and Officer Indemnification Agreement (to be filed by amendment)

10.3*     Employment Agreement for William Salway

10.4*     Employment Agreement for John Faltys

10.5*     Employment Agreement for Joseph R. Simrell

10.6*     Employment Agreement for David Haynes

10.7*     Form of Master Software License Agreement
_______________

*Incorporated hereby by reference to the registrant's registration statement on Form SB-2 (File No. 333-46494).

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PRIMAL SOLUTIONS, INC.
     ----------------------
     (Registrant)

     May 21, 2001                        /s/ William Salway
                                        _________________________________
                                         William Salway

                                         Chief Executive Officer, President,
                                         Chief Operating Officer, and Director
                                         (Principal Executive Officer)

     May 21, 2001                        /s/ Joseph R. Simrell
                                        _________________________________
                                         Joseph R. Simrell

                                         Chief Financial Officer, Vice President
                                         of Finance and Administration, and
                                         Secretary (Principal Financial and
                                         Accounting Officer)