Form 10QSB
period 2001-06-30
PRIMAL SOLUTIONS INC
filed 2001-08-14
CIK 1124217

    As filed with the Securities and Exchange Commission on August 14, 2001
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the fiscal quarter ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from ____________ to ____________

                       Commission File Number: 000-46494

                               ----------------

                             PRIMAL SOLUTIONS, INC.
              (Exact Name of Small Business Issuer in its Charter)

            Delaware                           7372                    36-4170318
  (State or other jurisdiction     (Primary Standard Industrial     (I.R.S. Employer
of incorporation or organization)   Classification Code Number)    Identification No.)

         18881 Von Karman Avenue                        92612
                Suite 500                            (Zip Code)
            Irvine, California
      (Address and telephone number
     of Principal Executive Offices)

                                 (949) 260-1500
                (Issuer's telephone number, including area code)

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares outstanding as of the close of business on August 14, 2001:

               TITLE OF CLASS               NUMBER OF SHARES OUTSTANDING
               --------------               ----------------------------
        Common Stock, $0.01 par value.               20,356,269

================================================================================

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                                     INDEX

                                                                              Page
                                                                              ----
                            PART I FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
          and December 31, 2000...........................................      3

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 and six months
          ended June 30, 2001 and June 30, 2000 (unaudited)...............      4

         Condensed Consolidated Statements of Cashflows for six months
          ended June 30, 2001 and June 30, 2000 (unaudited)...............      5

         Notes to Condensed Unaudited Consolidated Financial Statements...      6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................     12

                             PART II OTHER INFORMATION

 Item 1. Legal Proceedings................................................     28

 Item 2. Changes in Securities and Use of Proceeds........................     28

 Item 3. Defaults Upon Senior Securities..................................     28

 Item 4. Submission of Matters to a Vote of Security Holders..............     29

 Item 5. Other Information................................................     29

 Item 6. Exhibits and Reports on Form 8-K.................................     29

                             PRIMAL SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Unaudited)
                       ASSETS
                       ------

CURRENT ASSETS:
Cash and cash equivalents............................ $   301,719  $ 1,844,767
Accounts and notes receivable, net of allowance for
 doubtful accounts of $159,882 (2001) and $138,882
 (2000)..............................................   1,439,822    1,770,317
Prepaid expenses and other current assets............     191,857      291,761
                                                      -----------  -----------
Total current assets.................................   1,933,398    3,906,845
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $892,759 (2001) and $571,665
 (2000)..............................................   1,494,572    1,801,420
RECEIVABLE FROM AVERY COMMUNICATIONS, INC............          --       36,528
GOODWILL, net........................................   6,590,799    7,219,072
OTHER ASSETS.........................................     102,340       21,627
                                                      -----------  -----------
                                                      $10,121,109  $12,985,492
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
Accrued lease liability.............................. $    86,013  $       --
Accounts payable and other accrued liabilities.......   1,467,239    1,434,229
Deferred revenue.....................................     822,585    1,074,008
Current portion of note payable to Corsair...........   1,661,515      426,138
Current portion of capital lease obligations.........     107,202      237,204
Current portion of notes payable to officers, net of
 discount............................................      48,925       86,433
                                                      -----------  -----------
Total current liabilities............................   4,193,479    3,258,012
CAPITAL LEASE OBLIGATIONS, less current portion......      75,555       75,555
NOTE PAYABLE TO CORSAIR, less current portion........         --     1,219,728
NOTE PAYABLE.........................................     200,000          --
                                                      -----------  -----------
Total liabilities....................................   4,469,034    4,553,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000
 authorized; none issued and outstanding.............         --           --
Common stock, $0.01 par value; 95,000,000 shares
 authorized; 20,356,269 and 19,696,957 issued and
 outstanding as of June 30, 2001 and
 December 31, 2000...................................     203,563      196,970
Additional paid-in capital...........................  11,798,014   11,739,116
Accumulated deficit..................................  (6,349,502)  (3,503,889)
                                                      -----------  -----------
Net stockholders' equity.............................   5,652,075    8,432,197
                                                      -----------  -----------
                                                      $10,121,109  $12,985,492
                                                      ===========  ===========

See accompanying notes to condensed unaudited consolidated financial statements

                             PRIMAL SOLUTIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                          Three Months Ended June 30,          June 30,
                          ----------------------------  ------------------------
                              2001           2000          2001         2000
                          -------------  -------------  -----------  -----------
                                              (Unaudited)
REVENUES:
  System revenue........  $     545,874  $     523,765  $ 1,077,850  $ 1,179,785
  Service revenue.......      1,319,996      1,570,549    2,431,538    2,888,011
                          -------------  -------------  -----------  -----------
    Total revenues......      1,865,870      2,094,314    3,509,388    4,067,796

  Cost of systems.......            580            699       23,539       28,316
  Cost of services......        752,973        859,921    1,690,361    1,737,677
                          -------------  -------------  -----------  -----------
COST OF REVENUES........        753,553        896,620    1,713,900    1,765,993
                          -------------  -------------  -----------  -----------
GROSS MARGIN............      1,112,317      1,197,694    1,795,488    2,301,803

OPERATING EXPENSES:
  Research and
   development..........        492,804      1,044,749    1,414,028    2,065,063
  Sales and marketing...        436,393        577,620      952,658    1,256,861
  (Gain) Loss on lease
   abandonment..........     (1,311,898)           --       286,013          --
  General and
   administrative.......        894,159        688,465    1,904,940    1,454,204
                          -------------  -------------  -----------  -----------
    Total operating
     expenses...........        511,458      2,310,834    4,557,639    4,776,128
                          -------------  -------------  -----------  -----------
INCOME (LOSS) FROM
 OPERATIONS.............        600,859     (1,113,140)  (2,762,151)  (2,474,324)
INTEREST AND OTHER
 EXPENSE, net...........        (47,269)       (66,637)     (81,862)     (77,863)
                          -------------  -------------  -----------  -----------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION...        553,590     (1,179,777)  (2,844,013)  (2,552,187)
INCOME TAX PROVISION....          1,600       (667,809)       1,600     (667,809)
                          -------------  -------------  -----------  -----------
NET INCOME (LOSS).......  $     551,990  $    (511,968) $(2,845,613) $(1,888,378)
                          =============  =============  ===========  ===========
Basic and diluted net
 income (loss) per
 share..................  $        0.03  $       (0.03) $     (0.14) $     (0.10)
Weighted-average basic
 common shares
 outstanding............     20,356,269     19,696,957   20,210,565   19,696,957
Weighted-average diluted
 common shares
 outstanding............     20,648,751     19,696,957   20,210,565   19,696,957


See accompanying notes to condensed unaudited consolidated financial statements

                             PRIMAL SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                     Six Months   Six Months
                                                        Ended        Ended
                                                      June 30,     June 30,
                                                        2001         2000
                                                     -----------  -----------
                                                     (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................ $(2,845,613) $(1,884,375)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization.....................     949,542      543,730
  Loss on lease abandonment.........................     286,013          --
  Amortization of loan payable discount.............       1,900        2,926
  Provision for doubtful accounts...................      21,000        8,946
  Stock compensation expense........................     106,371          --
  Changes in operating assets and liabilities:
    Accounts receivable.............................     309,495     (824,410)
    Prepaid expenses and other current assets.......      99,904     (246,942)
    Other assets....................................     (80,887)         177
    Accounts payable, accrued expenses, and accrued
     lease liability................................      (7,870)    (575,181)
    Deferred revenue................................    (251,423)     862,693
                                                     -----------  -----------
      Net cash used in operating activities.........  (1,411,568)  (2,112,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................     (14,247)    (177,064)
Repayment from Avery Communications, Inc............      36,528      359,537
                                                     -----------  -----------
      Net cash provided by investing activities.....      22,281      182,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations...................    (153,761)    (375,701)
Capital contributions...............................         --       751,149
                                                     -----------  -----------
      Net cash provided by (used in) financing
       activities...................................    (153,761)     375,448
                                                     -----------  -----------

DECREASE IN CASH AND CASH EQUIVALENTS............... $(1,543,048) $(1,554,515)
CASH AND CASH EQUIVALENTS, beginning of period......   1,844,767    1,710,996
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period............ $   301,719  $   156,481
                                                     ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 Cash paid during the period for:
  Interest.......................................... $    34,428  $   111,355
                                                     ===========  ===========
  Taxes............................................. $     1,600  $       800
                                                     ===========  ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property through capital lease....... $       --   $   437,890
                                                     ===========  ===========

See accompanying notes to condensed unaudited consolidated financial statements

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

   Basis of Presentation--The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and subsidiary (the "Company") as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

   Organization and Nature of Operations--Primal Systems, Inc. ("Primal") was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. Primal also designs, develops, and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry, primarily utilizing decision support software and Internet technologies. Effective October 1, 1999, Primal was merged with and into a wholly-owned subsidiary of Avery Communications, Inc ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc.

   The Company was spun-off as a separate public company by Avery on February 9, 2001 as discussed below with the actual share distribution done on February 13, 2001. The balance sheet as of June 30, 2001 reflects the financial position of the Company as a separate company. The financial statements for the three months ended June 30, 2001 reflect the results of operations of the Company as a separate company and the six months ended June 30, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through June 30, 2001. The financial statements for the three and six months ended June 30, 2000, reflect the operations of the Company, as a wholly-owned subsidiary of Avery.

   On February 13, 2001, Avery distributed approximately 13,200,000 shares of common stock of the Company to Avery's security holders (the "Distribution"). In the Distribution, each common shareholder of Avery on February 12, 2001 received one share of the Company's common stock for each share of Avery's common stock held on that date. In addition, owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution. In addition, in connection with the Distribution agreement, on February 9, 2001, the Company issued 250,000 shares of common stock to a former executive officer of Avery.

   In connection with the Distribution agreement, the former shareholders of Primal Systems, Inc. ("Old Primal Stockholders") exchanged an aggregate of 7,126,894 shares of Avery's Series F preferred stock for 7,126,894 shares of Avery Series G preferred stock. The Avery Series G preferred stock is identical in all respects to the Series F preferred stock, except that:

  . the Avery Series G preferred stock will have one vote for each share of Avery common stock into which it is from time to time convertible and will vote with the holders of Avery's common stock as a single class,

  . the Avery Series G preferred stock was not entitled to participate in the Distribution by Avery of the shares of Primal common stock to Avery's security holders, and

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

  . the Avery Series G preferred stock was not convertible into Avery's common stock until the earlier of the date of the Distribution or the termination of the Distribution agreement.

   The valuation of the Company stock distributed was determined through an independent appraisal of the Company's business. The Distribution was a taxable transaction for federal income tax purposes. As part of the transaction, the original Primal owners agreed to receive 15% and 32% of Avery and the Company, respectively, on a fully diluted basis. On February 9, 2001, the Company, in connection with the redemption of 7,126,894 shares of Avery Series G preferred stock, issued 6,207,026 shares of common stock to the Old Primal Stockholders.

   Concentration of Credit Risk--The Company sells its products primarily to large commercial companies. Credit is extended based on an evaluation of the Customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses.

   For the three-month periods ended June 30, 2001 and June 30, 2000 and six-month periods ended June 30, 2001 and June 30, 2000, two, two, one and two customers, respectively, had revenues greater than 10% of the Company's total revenues. A summary of sales by customer for the three-month periods ended June 30, 2001 and June 30, 2000 and six-month periods ended June 30, 2001 and June 30, 2000 is as follows:

                                      Three      Three
                                      Months     Months   Six Months Six Months
                                      Ended      Ended      Ended      Ended
                                     June 30,   June 30,   June 30,   June 30,
      Customer                         2001       2000       2001       2000
      --------                      ---------- ---------- ---------- ----------
      A............................ $1,137,600 $1,194,058 $2,304,827 $2,441,240
      B............................        --     314,610        --     467,610
      C............................    270,163        --         --         --

   Recent Accounting Pronouncements--SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and are required to be reported as assets or liabilities at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

   In December 1999, Staff Accounting Bulletin (SAB) No. 101 was issued to provide staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this statement during the fourth quarter of 2000. The adoption of the statement did not have a material impact on the Company's results of operations or equity.

   In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

   Net Income (Loss) Per Share--The Company has computed net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income
(loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and diluted net income per share was computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding for the period.

   The following table represents the computation of basic and diluted income
(loss) per common share for the periods presented:

                                  Quarter Ended         Six Months Ended
                              ---------------------  ------------------------
                               6/30/01    6/30/00      6/30/01      6/30/00
                              ---------- ----------  -----------  -----------
Numerator:
Numerator for basic income
 (loss) per share--

Net income (loss) available
 to stockholders............. $  551,990 $ (511,968) $(2,845,612) $(1,888,378)
                              ========== ==========  ===========  ===========
Denominator:
Denominator for basic income
 (loss) per share--

Weighted average shares
 outstanding during
 the period.................. 20,356,269 19,696,957   20,210,565   19,696,957
Net effect of dilutive stock
 options.....................    292,482        --           --           --
                              ---------- ----------  -----------  -----------
Weighted average common
 equivalent shares........... 20,648,751 19,696,957   20,210,565   19,696,957
                              ========== ==========  ===========  ===========
  Net income (loss) per
   share:
   Basic and diluted......... $     0.03 $    (0.03) $     (0.14) $     (0.10)

   Management Plans--The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a cash balance of $301,719, a working capital deficit of $2,260,081, an accumulated deficit of $6,349,502 at June 30, 2001, and a net loss of $2,845,613 for the six months ended June 30, 2001. However, management believes that existing cash balances, combined with cash generated from operations and a restructuring of the amended note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. If we are unable to generate sufficient cash from operations or restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

2. STOCK BASED COMPENSATION

   In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.

   In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, the Company also agreed to pay the related federal and state income taxes triggered by such common stock grant. As such, the Company issued a note payable to Mr. Salway of approximately $41,000. The fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $106,000 were recorded as compensation expense during the six months ended June 30, 2001.

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

3. NOTE PAYABLE TO CORSAIR COMMUNICATIONS, INC.

   On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable bears interest at 10% and is secured by substantially all the Company's property and equipment. Principal and interest were originally payable monthly with all unpaid principal and interest originally due May 2001. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

   In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting in May 2001 and the note is payable in approximately 36 monthly installments, beginning January 2001, and is due May 2004. Accordingly, the existing note balance as of December 31, 2000 reflects the monthly repayment terms of the amended note.

   Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company has stopped making payments on the amended note payable to Corsair Communications, Inc. The balance of the amended note payable of $1.6 million has been classified as a current liability in accordance with the terms of the amended note which state the balance of the amended note is immediately due upon default. As of August 6, 2001, the Company is delinquent six months of payments totaling $302,876. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the amended note terms, and believes that such amended note can be restructured. However, there is no assurance that such restructuring will take place.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

4. GEOGRAPHIC INFORMATION

   Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                                                 Asia/
                                                 North America  Pacific    Europe       Total
                                                 ------------- ---------  ---------  -----------

Three months ended June 30, 2001
--------------------------------
Revenues.......................................   $ 1,569,682  $ 166,606  $ 129,583  $ 1,865,871
Gross Profit...................................       935,749     99,320     77,249    1,112,318
Income from operations.........................       464,367     49,288     38,335      551,990
Long-lived assets..............................     1,494,572                          1,494,572

Three months ended June 30, 2000
--------------------------------
Revenues.......................................   $ 1,499,079  $ 332,378  $ 262,857  $ 2,094,315
Gross Profit...................................       857,292    190,080    150,322    1,197,694
Loss from operations...........................      (366,460)   (81,252)   (64,257)    (511,969)
Long-lived assets..............................     2,019,616                          2,019,616

Six months ended June 30, 2001
------------------------------
Revenues.......................................   $ 2,876,663  $ 340,869  $ 291,857  $ 3,509,389
Gross Profit...................................     1,471,771    174,397    149,321    1,795,489
Loss from operations...........................    (2,332,562)  (276,396)  (236,655)  (2,845,613)
Long-lived assets..............................     1,494,572                          1,494,572

Six months ended June 30, 2000
------------------------------
Revenues.......................................   $ 2,969,904  $ 557,947  $ 539,945  $ 4,067,797
Gross Profit...................................     1,680,551    315,720    305,533    2,301,804
Loss from operations...........................    (1,375,787)  (258,465)  (250,126)  (1,884,378)
Long-lived assets..............................     2,019,616                          2,019,616

   Revenues from significant countries were as follows:

                                                             United    United
                                                  Australia Kingdom    States
                                                  --------- -------- ----------
   Three months ended June 30, 2001.............. $152,588  $104,132 $1,551,907
   Three months ended June 30, 2000..............  314,610   214,154  1,477,794
   Six months ended June 30, 2001................  312,833   240,956  2,841,113
   Six months ended June 30, 2000................  467,610   411,757  2,894,173

   The Company operates in two segments, Systems and Services. Such segments are tracked to the gross margin line only as disclosed in the Consolidated Statements of Operations.

5. (GAIN) LOSS ON LEASE ABANDONMENT

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 in the 2nd quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

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

Recent Events

   On February 13, 2001, Avery Communications, Inc. ("Avery"), in connection with the Distribution agreement, distributed approximately 13.2 million shares of common stock of the Company to Avery's securityholders. Each common shareholder of Avery on the payment date of the distribution, February 12, 2001, received one share of the Company's common stock for each share of Avery's common stock held on that date. In addition, owners of shares of Avery's series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the distribution. In addition, also in connection with the Distribution agreement, on February 9, 2001, the Company issued 250,000 shares of common stock to a former executive officer of Avery and, in connection with redemption of 7,126,894 shares of Avery Series G preferred stock, issued 6,207,026 shares of common stock to the Old Primal Stockholders.

Results of operations for the three months ended June 30, 2001 and 2000

Total Revenue

   Total revenue decreased to $1.9 million for the three months ended June 30, 2001, from $2.1 million for the three months ended June 30, 2000.

   System revenue increased to $546,000, or 29% of total revenues, for the three months ended June 30, 2001, from $524,000, or 25% of total revenues, for the three months ended June 30, 2000. System revenue primarily includes recurring license revenue which has remained steady for both quarters.

   Service revenue decreased to $1.3 million, or 71% of total revenues, for the three months ended June 30, 2001, from $1.6 million, or 75% of revenues, for the three months ended June 30, 2000. The decrease in service revenue was due to a reduction in professional services and custom programming revenue relating to a lower level of demand for services from existing customers compared to the prior year.

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

Cost of Revenues

   Total cost of revenues decreased to $754,000, or 40% of total revenues, for the three months ended June 30, 2001, from $897,00, or 43% of total revenues, for the three months ended June 30, 2000.

   Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The system cost of revenue as a percentage of system revenue remained constant at less than 1% for both the three months ended June 30, 2001 and three months ended June 30, 2000.

   Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $753,000, or 57% of service revenue, for the three months ended June 30, 2001 from $860,000, or 55% of service revenues, for the three months ended June 30, 2000. This cost has remained relatively constant for both periods presented.

Research and Development

   Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $493,000, or 26% of total revenues, for the three months ended June 30, 2001, from $1.0 million, or 50% of total revenues for the three months ended June 30, 2000. The decrease is primarily due to a decrease in personnel and resources dedicated to research and development activity. The number of average employees for the three months ended June 30, 2001 decreased as compared to the three months ended June 30, 2000. Decrease was due to a planned reduction in overall operating costs in 1st and 2nd quarter of 2001. See "Current Conditions."

Sales and Marketing

   Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $437,000, or 26% of total revenues, for the three months ended June 30, 2001, from $578,000, or 28% of total revenues, for the three months ended June 30, 2000. The decrease is primarily due to a reduction in costs relative to marketing collateral, trade shows and public relations in general.

(Gain) Loss on Lease Abandonment

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 in the 2nd quarter resulting the recognition of net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses increased to $894,000, or 48% of total revenues for the three months ended June 30, 2001, from $688,000, or 33% of total revenues for the three months ended June 30, 2000, primarily due to an increase in goodwill amortization associated with the acquisition by Avery as well as legal, insurance, accounting and other investor relation costs. The increase in goodwill amortization is due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. The Company will evaluate any potential impairment of amounts recorded for goodwill over the next two quarters. See "Other" caption. The increase in legal, insurance, accounting and investor relations expenses are related to the spin-off of the Company completed in the quarter and costs associated with being publicly traded.

Interest and Other Expense, Net

   Other expense increased to $47,000 for the three months ended June 30, 2001, from $67,000 for the three months ended June 30, 2000. The decrease is primarily due to a decrease in balance of capital leases.

Other

   Depreciation and amortization expense included in the results of operations increased to $475,000 for the three months ended June 30, 2001 as compared to $280,000 for the three months ended June 30, 2000, primarily due to the increase in goodwill amortization due to the additional goodwill recorded during fiscal year 2000. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in 1999. Goodwill amortization increased to $314,000 for the three months ended June 30, 2001, as compared to $164,000 for the three months ended June 30, 2000. Results of operations for the three months ended June 30, 2001 and 2000.

Results of operations for the six months ended June 30, 2001 and 2000

Total Revenue

   Total revenue decreased to $3.5 million for the six months ended June 30, 2001, from $4.1 million for the six months ended June 30, 2000.

   System revenue decreased to $1.1 million, or 31% of total revenues, for the six months ended June 30, 2001, from $1.2 million, or 29% of total revenues, for the six months ended June 30, 2000. System revenue primarily includes recurring license revenue which has remained consistent for both periods.

   Service revenue decreased to $2.4 million, or 69% of total revenues, for the six months ended June 30, 2001, from $2.9 million, or 71% of revenues, for the six months ended June 30, 2000. The decrease in service revenue was due to a reduction in professional services and custom programming revenue relating to a lower level of demand for services from existing customers compared to the prior year.

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

Cost of Revenues

   Total cost of revenues decreased to $1.7 million, or 49% of total revenues, for the six months ended June 30, 2001, from $1.8 million, or 43% of total revenues, for the six months ended June 30, 2000.

   Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The system cost of revenue as a percentage of system revenue remained constant at 2% for both the six months ended June 30, 2001 and six months ended June 30, 2000.

   Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue remained comparable at $1.7 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, but increased as a percentage of service revenues to 70% for the six months ended June 30, 2001 as compared to 60% for the six months ended June 30, 2000. The increase in percentage was primarily attributed to increased costs to provide customer maintenance.

Research and Development

   Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $1.4 million, or 40% of total revenues, for the six months ended June 30, 2001, from $2.1 million, or 51% of total revenues for the six months ended June 30, 2000. The decrease is primarily due to a decrease in personnel and resources dedicated to research and development activity. The number of average employees for the six months ended June 30, 2001 decreased as compared to the six months ended June 30, 2000. Decrease was due to a planned reduction in overall operating costs in 1st and 2nd quarter of 2001. See "Current Conditions."

Sales and Marketing

   Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $953,000, or 27% of total revenues, for the six months ended June 30, 2001, from $1.3 million, or 31% of total revenues, for the six months ended June 30, 2000. The decrease is primarily due to a reduction in costs relative to marketing collateral, trade shows and public relations in general.

(Gain) Loss on Lease Abandonment

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 in the 2nd quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses increased to $1.9 million, or 54% of total revenues for the six months ended June 30, 2001, from $1.5 million, or 36% of total revenues for the six months ended June 30, 2000, primarily due to an increase in goodwill amortization associated with the acquisition by Avery as well as legal, insurance, accounting and other investor relation costs. The increase in goodwill amortization is due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. The Company will evaluate any potential impairment of amounts recorded for goodwill over the next two quarters. See "Other" caption. The increase in legal, insurance, accounting and investor relations expenses are related to the spin-off of the Company completed in the quarter and costs associated with being publicly traded.

Interest and Other Expense, Net

   Other expense increased to $82,000 for the six months ended June 30, 2001, from $78,000 for the six months ended June 30, 2000. The increase is primarily due to a decrease in other income due to non-cash expense accrual adjustments in the six months ended June 30, 2000.

Other

   Depreciation and amortization expense included in the results of operations increased to $950,000 for the six months ended June 30, 2001 as compared to $544,000 for the six months ended June 30, 2000, primarily due to the increase in goodwill amortization due to the additional goodwill recorded during fiscal year 2000. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in 1999. Goodwill amortization increased to $628,000 for the six months ended June 30, 2001, as compared to $328,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

   Our cash balance decreased to $302,000 at June 30, 2001, from $1.8 million at December 31, 2000, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, decreased to a deficit of $2.3 million at June 30, 2001, as compared to a surplus of $649,000 at December 31, 2000. The decrease in working capital was primarily due to a decrease in cash of $1.5 million and reclassification of the long term portion of the amended note payable to Corsair Communications, Inc. to current liabilities of $1.3 million. Net cash used in operating activities decreased to $1.4 million for the six months ended June 30, 2001, as compared to $2.1 million for six months ended June 30, 2000.

   Net cash provided by investing activities decreased to $22,000 for the six months ended June 30, 2001 as compared to $182,000 for the six months ended June 30, 2000 due to the decrease in property and equipment and decrease in collections on the advance to Avery. We acquired property and equipment valued at $15,000 during six months ended June 30, 2001 as compared to $615,000 for the six months ended June 30, 2000. Of the $615,000 in property and equipment acquired in the six months ended June 30, 2000, $438,000 was acquired through capital leases for computer equipment and software.

   Net cash provided by or used in financing activities decreased to $154,000 used for payments on long-term obligations for the six months ended June 30, 2001 as compared to $375,000 provided by $751,000 in capital contributions offset by $376,000 in payments on long-term obligations for the six months ended June 30, 2000.

   Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company has stopped making payments on the amended note payable to Corsair Communications, Inc. The balance of the amended note payable of $1.6 million has been classified as a current liability in accordance with the terms of the amended note which state the balance of the amended note is immediately due upon default. As of August 6, 2001, the Company is delinquent six months or payments totaling $302,876. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the amended note terms, and believes that such amended note can be restructured. However, there is no assurance that such restructuring will take place.

   We have a limited operating history as a software company. In recent years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With our recent efforts to reduce operating costs in first and second quarters of 2001, we have decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs. In addition, we are also considering other expense reductions and consolidations and leveraging our growth and implementations with third party integrators trained in implementing our software. We anticipate that if these actions are taken it will further reduce our operating expense levels and improve cash flow.

   We believe that existing cash balances, combined with cash generated from operations and a restructuring of the amended note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. If we are unable to generate sufficient cash from operations or restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing. Additionally, we may seek to raise additional funds through public or private equity financing or from other sources including a working capital line of credit, bridge and permanent financing and strategic financial partners. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

   In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

   In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

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

   In order to become profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred a net loss of $2.8 million for the six months ended June 30, 2001, a net loss of $4.5 million for the year ended December 31, 2000, net income of $281,000 and a net loss of $266,000 for the years ended December 31, 1999 and 1998. These results related to our predecessor company for the year ended December 31, 1998, and the nine months ended September 30, 1999, and to Primal for the three months ended December 31, 1999, and the nine months ended September 30, 2000. We had an accumulated deficit of $6.3 million as of June 30, 2001. We recorded net income of $552,000 for the three months ended June 30, 2001, but we expect to incur net losses for the foreseeable future.

   We have reduced our fixed operating expenses in the first and second quarters of 2001, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering additional expense reductions and consolidations to further reduce our fixed operating expenses.

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

   A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the six months ended June 30, 2001 and the year ended December 31, 2000, represented approximately 75% and 72%, respectively, of total revenues. Two customers accounted for approximately 10% or more each of our total revenues for the quarters ended June 30, 2001 and March 31,

2001 and the year ended December 31, 2000, and three customers accounted for approximately 10% or more each of our total revenues in 1999 and 1998. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

If we are unable to generate sufficient cash from operations or restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing, and financing may not be available on favorable terms, if at all.

   If we are unable to generate sufficient cash from operations or restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase the risk or perceived risk of our company. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

   We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force, which has historically generated the majority of our revenues. This productivity will depend to a large degree on our success in training and retaining sales people. Our ability to increase revenues significantly will suffer if we fail to retain qualified sales personnel.

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

   In the future, we may expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 19%, 25% and 43% of our total revenue for the six months ended June 30, 2001, and the years ended December 31, 2000 and 1999, respectively. We conduct our international sales primarily through direct sales from our offices in the United States. Any expansion of our existing international operations and entry into additional international markets will require additional financing and significant management attention.

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

Government regulation of the collection and use of personal data could reduce demand for Outfront CRMTM, our customer analytics product.

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

We are headquartered in California, and we may be subject to risks associated with the loss of electric power.

   The State of California, including Irvine, California where we are located, has recently been subject to rolling blackouts of electrical power associated with lack of adequate electric power, power generation, and power reserves. The California Independent Service Operator ("Cal ISO") that regulates much of the State's power and power grid has declared numerous stage 3 alerts that have resulted in unannounced rolling power blackouts throughout California, but primarily in the San Francisco and greater Silicon Valley areas. While we believe we have taken steps that should provide for uninterrupted production and service delivery of our applications to our customers, any disruption in electrical power in California where we operate, or the continued uncertainty surrounding unannounced power blackouts, could have a material adverse impact on our operations.

Risks Related to Owning Our Stock

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

Because some stockholders will together beneficially own or have the right to vote 34.6% of our voting stock, the voting power of other stockholders may be limited.

   Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 34.6% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

Item 3. Defaults Upon Senior Securities

   See discussion of amended note payable to Corsair Communications, Inc. under "Liquidity and Capital Resources".

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

Item 6. Exhibits and Reports on Form 8-K

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Primal Solutions, Inc. Preliminary Distribution Agreement (the
         "Distribution Agreement"), dated July 31, 2000, by and among Avery
         Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes,
         Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston
         Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot
         M. McCormick (filed as Exhibit 2.1 to Avery's Form 8-K dated August
         31, 2000 (the "Primal Form 8-K") and incorporated by reference herein)
  2.2    Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form
         8-K and incorporated by reference herein)
  2.3    Form of Pledge Agreement, which is attached as Exhibit 5-B to the
         Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)
  2.4    Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes
         III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as
         Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)
  2.5    Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the
         Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)
  2.6    Indemnification Agreement, dated July 31, 2000, by and between Avery
         Communications, Inc., a Delaware corporation, John Faltys, Joseph R.
         Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)
  3.1*   Amended and Restated Certificate of Incorporation
  3.2*   Amended and Restated Bylaws
 10.1    Agreement and Plan of Merger, dated as of March 19, 1999, by and among
         Avery Communications, Inc., ACI Telecommunications Financial Services
         Corporation, Primal Systems Inc., Mark J. Nielsen, John Faltys, Joseph
         R. Simrell and David Haynes (the "Primal Merger Agreement") (filed as
         Exhibit 2.5 to Avery's Registration Statement on Form SB-2
         (Registration No. 333-65133) and incorporated by reference herein)
 10.2*   Form of Director and Officer Indemnification Agreement
 10.3*   Employment Agreement for William Salway
 10.4*   Employment Agreement for John Faltys
 10.5*   Employment Agreement for Joseph R. Simrell
 10.6*   Employment Agreement for David Haynes
 10.7*   Form of Master Software License Agreement

--------
* Incorporated hereby by reference to the registrant's registration statement on Form SB-2 (File No. 333-46494).

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIMAL SOLUTIONS, INC.
                                          (Registrant)

   August 14, 2001                                /s/ William Salway
                                          By: _________________________________
                                                       William Salway
                                                  Chief Executive Officer,
                                                 President,Chief Operating
                                              Officer, and Director(Principal
                                                     Executive Officer)

   August 14, 2001                               /s/ Joseph R. Simrell
                                          By: _________________________________
                                                     Joseph R. Simrell
                                               Chief Financial Officer, Vice
                                                  President of Finance and
                                               Administration, and Secretary
                                                  (Principal Financial and
                                                    Accounting Officer)