Form 10QSB
period 2001-09-30
PRIMAL SOLUTIONS INC
filed 2001-11-14
CIK 1124217

   As filed with the Securities and Exchange Commission on November 14, 2001

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

    For the fiscal quarter ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from _________________  to ________________

                         Commission File No: 000-46494
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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No[_]

Number of shares outstanding as of the close of business on November 12, 2001:

          TITLE OF CLASS                  NUMBER OF SHARES OUTSTANDING
         ________________                ______________________________

Common Stock, $0.01 par value.                      20,055,087

================================================================================

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                                            Page
                                                   PART I FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31,                               3
          2000...........................................................................................................

          Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and             4
          nine months ended September 30, 2001 and  2000 (unaudited).....................................................

          Condensed Consolidated Statements of Cashflows for the nine months ended September 30, 2001 and 2000                   5
          (unaudited)....................................................................................................

          Notes to Condensed Unaudited Consolidated Financial Statements.................................................        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................       13

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................................................       28

Item 2.   Changes in Securities and Use of Proceeds......................................................................       28

Item 3.   Defaults Upon Senior Securities................................................................................       28

Item 4.   Submission of Matters to a Vote of Security Holders............................................................       28

Item 5.   Other Information..............................................................................................       28

Item 6.   Exhibits and Reports on Form 8-K...............................................................................       29

                            PRIMAL SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                   2001                   2000
                                                                               -------------          ------------
                                                                                (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
Cash and cash equivalents................................................      $  991,951           $  1,844,767
Accounts and notes receivable, net of allowance for doubtful accounts
 of $205,503 (2001) and $138,882 (2000)..................................       1,484,830              1,770,317
Prepaid expenses and other current assets................................         176,533                291,761
                                                                               ----------           ------------
   Total current assets..................................................       2,653,314              3,906,845
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $1,053,651 (2001) and $571,665 (2000)..............................       1,341,285              1,801,420
RECEIVABLE FROM AVERY COMMUNICATIONS, INC................................              --                 36,528
GOODWILL, net............................................................         632,043              7,219,072
OTHER ASSETS.............................................................         102,311                 21,627
                                                                               ----------           ------------
                                                                               $4,728,953           $ 12,985,492
                                                                               ==========           ============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities...........................       1,607,581             1,434,229
Deferred revenue.........................................................       1,404,121             1,074,008
Current portion of note payable to Corsair...............................       1,661,515               426,138
Current portion of capital lease obligations.............................          51,334               237,204
Current portion of notes payable to officers, net of discount............          17,258                86,433
                                                                               ----------           -----------
   Total current liabilities.............................................       4,741,809             3,258,012
CAPITAL LEASE OBLIGATIONS, less current portion..........................          75,555                75,555
NOTE PAYABLE TO CORSAIR, less current portion............................              --             1,219,728
NOTE PAYABLE.............................................................         200,000                    --
                                                                               ----------           -----------
   Total liabilities.....................................................       5,017,364             4,553,295

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none
 issued and outstanding..................................................              --                    --
Common stock, $0.01 par value; 95,000,000 shares authorized;
 20,055,087 and 19,395,775 issued and outstanding as of
 September 30, 2001 and December 31, 2000................................         200,551               193,958
Additional paid-in capital...............................................      11,801,026            11,742,128
Accumulated deficit......................................................     (12,289,988)           (3,503,889)
                                                                             ------------           -----------
   Net stockholders' equity (deficit)....................................        (288,411)            8,432,197
                                                                             ------------           -----------
                                                                             $  4,728,953           $12,985,492
                                                                             ============           ===========

See accompanying notes to condensed unaudited consolidated financial statements.

                            PRIMAL SOLUTIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended September 30,       Nine Months Ended September 30,
                                                     -----------------------------------    ----------------------------------
                                                           2001                2000              2001                2000
                                                     ---------------      --------------    --------------      --------------
                                                                                    (Unaudited)
REVENUES:
  System revenue....................................    $   665,400         $   871,578       $ 1,743,251         $ 2,051,363
  Service revenue...................................      1,217,354           1,314,783         3,648,892           4,202,794
                                                        -----------         -----------       -----------         -----------
    Total revenues..................................      1,882,754           2,186,361         5,392,143           6,254,157

  Cost of systems...................................         41,181             173,701            64,720             202,017
  Cost of services..................................        658,324           1,283,858         2,348,685           3,021,534
                                                        -----------         -----------       -----------         -----------
COST OF REVENUES....................................        699,505           1,457,559         2,413,405           3,223,551
                                                        -----------         -----------       -----------         -----------
GROSS MARGIN........................................      1,183,249             728,802         2,978,738           3,030,606
OPERATING EXPENSES:
  Research and development..........................        276,404             788,285         1,690,431           2,853,349
  Sales and marketing...............................        207,293             403,668         1,159,951           1,660,529
  Loss on lease abandonment.........................             --                  --           286,013                  --
  Impairment of Goodwill............................      5,644,620                  --         5,644,620                  --
  General and administrative........................        930,464             901,119         2,835,404           2,355,323
                                                        -----------         -----------       -----------         -----------
    Total operating expenses........................      7,058,781           2,093,072        11,616,419           6,869,201
                                                        -----------         -----------       -----------         -----------

LOSS FROM OPERATIONS................................     (5,875,532)         (1,364,271)       (8,637,681)         (3,838,595)
INTEREST AND OTHER EXPENSE, net.....................        (64,103)            (52,274)         (145,967)           (130,137)
                                                        -----------         -----------       -----------         -----------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)..........     (5,939,635)         (1,416,545)       (8,783,648)         (3,968,732)
INCOME TAX PROVISION (BENEFIT)......................            851                  --             2,451            (667,809)
                                                        -----------         -----------       -----------         -----------
NET LOSS............................................    $(5,940,486)        $(1,416,545)      $(8,786,099)        $(3,300,923)
                                                        ===========         ===========       ===========         ===========
Basic and diluted net loss per share................    $     (0.30)        $     (0.07)      $     (0.44)        $     (0.17)
Weighted-average basic common shares outstanding....     20,055,087          19,395,775        19,958,485          19,395,775
Weighted-average diluted common shares outstanding..     20,055,087          19,395,775        19,958,485          19,395,775

See accompanying notes to condensed unaudited consolidated financial statements.

                            PRIMAL SOLUTIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                                                       Nine                     Nine
                                                                                   Months Ended             Months Ended
                                                                                September 30, 2001       September 30, 2000
                                                                              -------------------      -------------------
                                                                                   (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................           $(8,786,099)             $(3,300,923)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................             1,424,599                  934,164
  Impairment of goodwill...................................................             5,644,620                       --
  Non-cash loss on lease abandonment.......................................               200,000                       --
  Amortization of loan payable discount....................................                 1,900                    3,559
  Provision for doubtful accounts..........................................                74,431                    8,946
  Stock compensation expense...............................................               106,371                       --
  Changes in operating assets and liabilities:
     Accounts receivable...................................................               211,056                 (263,836)
     Prepaid expenses and other current assets.............................               115,228                 (413,042)
     Other assets..........................................................               (80,887)                     267
     Accounts payable, accrued expenses, and accrued lease liability.......               132,472                 (562,624)
     Deferred revenue......................................................               330,113                  942,899
                                                                                      -----------              -----------
     Net cash used in operating activities.................................              (626,196)              (2,650,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment........................................               (21,852)                (297,013)
Repayment from Avery Communications, Inc...................................                36,528                  335,665
                                                                                      -----------              -----------
     Net cash provided by investing activities.............................                14,676                   38,652

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations..........................................              (241,296)                (538,517)
Capital contributions......................................................                    --                2,751,149
                                                                                      -----------              -----------
     Net cash provided by (used in) financing activities...................              (241,296)               2,212,632
                                                                                      -----------              -----------

DECREASE IN CASH AND CASH EQUIVALENTS......................................           $  (852,816)             $  (399,306)
CASH AND CASH EQUIVALENTS, beginning of period.............................             1,844,767                1,710,996
                                                                                      -----------              -----------
CASH AND CASH EQUIVALENTS, end of period...................................           $   991,951              $ 1,311,690
                                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest...............................................................           $    40,933              $   186,061
                                                                                      ===========              ===========
    Income Taxes...........................................................           $     2,451              $       800
                                                                                      ===========              ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property through capital lease..............................                                    $   437,890
                                                                                                               ===========
Goodwill related to original purchase of Primal by Avery...................                                    $ 3,575,000
                                                                                                               ===========

See accompanying notes to condensed unaudited consolidated financial statements.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

   Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and subsidiary (the "Company") as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

   Organization and Nature of Operations - Primal Systems, Inc. ("Primal") was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal acquired certain assets from Corsair Communications, Inc. through its wholly owned subsidiary Wireless Billing Systems which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal was merged with and into a wholly-owned subsidiary of Avery Communications, Inc ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, develop, market and support customer management and billing software (CM&B), customer analytics software, and switch mediation software for providers of voice and data transmission services using the Internet and wireless networks.

   The Company was spun-off as a separate public company by Avery on February 9, 2001 as discussed below with the actual share distribution done on February 13, 2001. The financial statements for the three months ended September 30, 2001 reflect the results of operations of the Company as a separate company and the nine months ended September 30, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through September 30, 2001. The financial statements for the three and nine months ended September 30, 2000, reflect the operations of the Company as a wholly-owned subsidiary of Avery.

   On February 13, 2001, Avery distributed approximately 13,200,000 shares of common stock of the Company to Avery's security holders (the "Distribution"). In the Distribution, each common shareholder of Avery on February 12, 2001 received one share of the Company's common stock for each share of Avery's common stock held on that date. In addition, owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution. In addition, in connection with the Distribution agreement, on February 9, 2001, the Company issued 250,000 shares of common stock to a former executive officer of Avery, and, in connection with redemption of 7,126,894 shares of Avery Series G preferred stock, issued 6,207,026 shares of common stock to the Old Primal Stockholders.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Concentration of Credit Risk - The Company sells its products to large communications companies as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the Customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at December 31, 2000 and September 30, 2001 are primarily due from the major customers indicated below.

   For the three-month periods ended September 30, 2001 and September 30, 2000 and nine-month periods ended September 30, 2001 and September 30, 2000, two, three, two and two customers, respectively, had revenues greater than 10% of the company's total revenues. A summary of revenues by customer is as follows:

                         Three Months Ended       Three Months Ended       Nine Months Ended        Nine Months Ended
                           September 30,            September 30,            September 30,            September 30,
     Customer                  2001                     2000                     2001                     2000

     A                      $1,114,267               $1,293,643              $3,419,088                $3,734,883
     B                              --                  335,270                      --                   802,880
     C                         426,955                       --                 697,117                        --
     D                              --                  276,395                      --                        --

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

   In March 2000, the FASB issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation --- an interpretation of APB Opinion No. 25'' (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees'' (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

   In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to possibly cease amortizing goodwill that existed at June 30, 2001, and if so the amortization of existing goodwill will cease on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill on January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

   The following table represents the computation of basic and diluted loss per common share for the periods presented:

                                                      Quarter Ended                Nine Months Ended
                                            -------------------------------------------------------------
Numerator:                                     9/30/01          9/30/00        9/30/01         9/30/00
                                            -------------    ------------   ------------    -------------
Numerator for basic loss per share-
Net loss available to stockholders.........   $(5,940,486)     $(1,416,545)  $(8,786,099)     $(3,300,923)
                                            =============    ===========================    =============

Denominator:
Denominator for basic loss per share--
Weighted average shares outstanding during
the period.................................    20,055,087       19,395,775    19,958,485       19,395,775
Net effect of dilutive stock options.......            --               --            --               --
                                            -------------    ---------------------------    -------------
Weighted average common equivalent shares      20,055,087       19,395,775    19,958,485       19,395,775
                                            =============    ===========================    =============
Net loss per share:
   Basic and Diluted                         $     (0.30)     $     (0.07)  $     (0.44)     $     (0.17)


   Not included in the above table are the dilutive effect of options to purchase 142,242 and 201,850 shares for the three and nine months ended September 30, 2001, respectively and none for three and nine months ended September 30, 2000, respectively.

   Management Plans - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a cash balance of $991,951, a working capital deficit of $2,088,495, and an accumulated deficit of $12,289,988 at September 30, 2001, and a net loss of $8,786,099 for the nine months ended September 30, 2001. However, the net loss includes $7,451,921 in non-cash charges primarily attributed to impairment of goodwill, depreciation, amortization and loss on lease abandonment. Exclusive of the non-cash charges, net loss for the nine months ended September 30, 2001 was $1,334,178 primarily attributed to the results of operations for the 1st and 2nd quarters of 2001. Net income for the 3rd quarter excluding impairment of goodwill, depreciation and amortization was $179,000. In addition, the working capital deficit includes deferred revenue and the amended note payable to Corsair. The Company has not received any written notice from Corsair requiring immediate repayment of the outstanding balance of the note. Exclusive of these items, working capital at September 30, 2001 was a surplus of $977,141. As a result, management believes that existing cash balances, combined with cash generated from future operations and a restructuring of the amended note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. However, if we are unable to restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing or implement further cost reductions. And, we cannot be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. STOCK BASED COMPENSATION

   In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In July 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the state of California, the Board of Directors approved the Company's Stock Option Plan, as amended.

   Outside of the Stock Option Plan, certain options to purchase common stock were granted as follows:

   . In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, the Company also agreed to pay the related federal and state income taxes triggered by such common stock grant. As such, the Company issued a note payable to Mr. Salway of approximately $41,000. The fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $106,000 were recorded as compensation expense during the nine months ended September 30, 2001.

   . In April 2001, the Company issued options to purchase up to 409,312 shares of its common stock to William Salway at an exercise price of $0.03, fair market value at the time of the grant.

   . In April 2001, the Company, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price of $0.03, fair market value at the time of the grant. The resulting expense related to such option grant recorded in 2nd quarter was not significant.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. NOTE PAYABLE TO CORSAIR COMMUNICATIONS, INC.

   On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable bears interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair. Principal and interest are payable monthly with all unpaid principal and interest originally due May 2001. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

   In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting in May 2001 and the note is payable in approximately 36 monthly installments, beginning June 2001, and is due May 2004. Accordingly, the existing note balance as of December 31, 2000 reflects the monthly repayment terms of the amended note.

   Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company stopped making payments on the amended note payable to Corsair Communications, Inc. The balance of the amended note payable of $1.7 million has been classified as a current liability in accordance with the terms of the amended note which state the balance of the amended note is immediately due upon a failure to make payments when due. As of November 12, 2001, the Company is delinquent nine months of payments totaling $463,093. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the amended note terms, and believes that such amended note can be restructured. However, there is no assurance that such restructuring will take place.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. GEOGRAPHIC INFORMATION

   Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                              North America       Asia / Pacific          Europe                Total
                                          ---------------------------------------------------------------------------------
Three months ended September 30, 2001
-------------------------------------
Revenues                                          $ 1,589,949           $ 160,406            $ 132,400          $ 1,882,754
Gross Profit                                          999,230             100,810               83,209            1,183,249
Net loss from operations                           (5,016,623)           (506,113)            (417,750)          (5,940,486)
Long-lived assets                                   1,341,285                                                     1,341,285

Three months ended September 30, 2000
-------------------------------------
Revenues                                          $ 1,647,713           $ 349,288            $ 189,360          $ 2,186,361
Gross Profit                                          549,249             116,432               63,121              728,802
Net loss from operations                           (1,067,554)           (226,304)            (122,687)          (1,416,545)
Long-lived assets                                   2,014,957                                                     2,014,957

Nine months ended September 30, 2001
------------------------------------
Revenues                                          $ 4,466,612           $ 501,274            $ 424,257          $ 5,392,143
Gross Profit                                        2,467,464             276,915              234,369            2,978,738
Net loss from operations                           (7,278,014)           (816,789)            (691,296)          (8,786,099)
Long-lived assets                                   1,341,285                                                     1,341,285

Nine months ended September 30, 2000
------------------------------------
Revenues                                          $ 4,597,617           $ 927,235            $ 729,305          $ 6,254,157
Gross Profit                                        2,227,889             449,315              353,403            3,030,606
Net loss from operations                           (2,426,607)           (489,392)            (384,925)          (3,300,923)
Long-lived assets                                   2,014,957                                                     2,014,957

   Revenues from significant countries were as follows:

                                                            Australia           United Kingdom           United States
                                                            ----------          --------------           -------------

Three months ended September 30, 2001                      $146,388               $106,949                $1,572,174

Three months ended September 30, 2000                       335,270                144,654                 1,599,928

Nine months ended September 30, 2001                        459,220                347,905                 4,413,287

Nine months ended September 30, 2000                        802,880                556,411                 4,494,101

     The Company operates in two segments, Systems and Services. Such segments are tracked to the gross margin line only as disclosed in the Consolidated Statements of Operations.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. LOSS ON LEASE ABANDONMENT

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on it's lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 in the 2nd quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the nine months ended September 30, 2001.

6. GOODWILL

   Long-lived assets and intangibles, including goodwill, are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cashflows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cashflow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

   The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company's balance sheet by the parent, Avery, at the time of the merger, remained on the Company's balance sheet at the time it was spun-off.

   As discussed in prior quarterly reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general has continued to deteriorate. The Company has significantly reduced personnel and expenses over the last two quarters and the current cashflow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

7. SUBSEQUENT EVENTS

   On November 9, 2001, in accordance with the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan"), the Company issued 2,222,324 options to purchase common stock at an exercise price of $0.07, fair market value at the time of the grant, including 400,000 options granted to William Salway. Of the options granted, 613,774 options vest on the date of the grant, and the remaining 1,608,550 options will proportionately vest between February 15, 2002 and February 15, 2004.

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

Current Conditions

     The marketplace from which the Company operates has suffered an economic downturn. Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. We have recently had to reduce our expected revenues from such potential clients due to their inability to receive adequate financing. As a result, the Company has taken steps to reduce operating costs to bring them in line with the expected reduction in future revenues. Such steps have included a reduction in staff and operating expenses, and consolidation of facilities.

     In addition to these cost control measures, we are continuing to aggressively seek out new sales opportunities for our Connect CCB(TM) and Access IM(TM) software products through our direct sales force and our partnerships with communications infrastructure providers. The marketplace in which we compete for sales of our billing and customer management software product has been especially hit hard by the economic downturn. This has been and continues to be a very competitive market with many competitors. With less sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist. We expect this trend to continue until the economic conditions in our industry improve. We believe we will be able to continue to compete for new sales based on our products' features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

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

Results of operations for the three months ended September 30, 2001 and 2000

Total Revenue

     Total revenue decreased to $1.9 million for the three months ended September 30, 2001, from $2.2 million for the three months ended September 30, 2000.

     System revenue decreased to $665,000, or 35% of total revenues, for the three months ended September 30, 2001, from $872,000, or 40% of total revenues, for the three months ended September 30, 2000. System revenue decreased primarily due to a decrease in hardware and third party software revenue in the third quarter of 2001 as compared to the prior year's quarter. In the third quarter of 2001, the Company recognized $64,000 in hardware and third party software revenue as compared to $208,000 in the quarter in the prior year. The decrease was due to customers providing their own hardware for new installations in the current quarter.

     Service revenue decreased to $1.2 million, or 65% of total revenues, for the three months ended September 30, 2001, from $1.3 million, or 60% of revenues, for the three months ended September 30, 2000. The decrease in service revenue was due to a reduction in professional services and custom programming revenue relating to a lower level of demand for services from existing customers compared to the prior year.

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

Cost of Revenues

     Total cost of revenues decreased to $700,000, or 37% of total revenues, for the three months ended September 30, 2001, from $1.5 million, or 67% of total revenues, for the three months ended September 30, 2000.

     Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The system cost of revenue decreased to $41,000 for the three months ended September 30, 2001 as compared to $174,000 for the three months ended September 30, 2000. The decrease is primarily due to a decrease in hardware and third party software used during system installations for customers. During 2001, we have decreased our reliance on third party products as part of our software solutions by replacing these products with functionality developed internally in an effort to improve our gross margins.

     Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $658,000 or 54% of service revenue, for the three months ended September 30, 2001 from $1.3 million, or 98% of service revenues, for the three months ended September 30, 2000. The significant decrease in dollars and as a percentage of service revenue is primarily due to significant costs associated with a customer project in the third quarter of 2000. Such costs were the result of management's decision to dedicate more resources to the entrance into the VOIP market.

Research and Development

     Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $276,000, or 15% of total revenues, for the three months ended September 30, 2001, from $788,000, or 36% of total revenues for the three months ended September 30, 2000. The decrease is due to a decrease in personnel, an increased use of offshore development resources and a shift in product development project priorities. The average number of employees for the three months ended September 30, 2001 decreased as compared to the three months ended September 30, 2000 as a result of the planned reduction in overall operating costs in 1st and 2nd quarters of 2001

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $207,000, or 11% of total revenues, for the three months ended September 30, 2001, from $404,000, or 18% of total revenues, for the three months ended September 30, 2000. The decrease is due to a reduction in costs associated with the planned reduction in overall operating costs in the 1st and 2nd quarters of 2001 and an increased emphasis on our indirect sales channels.

Impairment of Goodwill

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cashflows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cashflow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

     The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company's balance sheet by the parent, Avery, at the time of the merger, remained on the Company's balance sheet at the time it was spun-off.

     As discussed in prior quarterly reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general has continued to deteriorate. The Company has significantly reduced personnel and expenses over the last two quarters and the current cashflow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel and expenses for legal services, accounting services, facilities and depreciation and amortization. General and administrative expenses increased to $930,000, or 49% of total revenues for the three months ended September 30, 2001, from $901,000, or 41% of total revenues for the three months ended September 30, 2000, primarily due to an increase in goodwill amortization associated with the acquisition by Avery as well as legal, insurance, accounting and other investor relation costs offset by a decrease in professional services expense due to a one-time consulting charge in the third quarter of last year. The increase in goodwill amortization is due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. See "Other" caption. The increase in legal, insurance, accounting and investor relations expenses are related to the spin-off of the Company completed in the first quarter and costs associated with being a public company.

Interest and Other Expense, Net

     Other expense increased to $64,000 for the three months ended September 30, 2001, from $52,000 for the three months ended September 30, 2000 due to an increase in interest expense.

Other

     Depreciation and amortization expense included in the results of operations increased to $475,000 for the three months ended September 30, 2001 as compared to $390,000 for the three months ended September 30, 2000, primarily due to the increase in goodwill amortization and depreciation expense. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in

1999. Goodwill amortization increased to $314,000 for the three months ended September 30, 2001, as compared to $260,000 for the three months ended September 30, 2000.


Results of operations for the nine months ended September 30, 2001 and 2000

Total Revenue

     Total revenue decreased to $5.4 million for the nine months ended September 30, 2001, from $6.3 million for the nine months ended September 30, 2000.

     System revenue decreased to $1.7 million, or 32% of total revenues, for the nine months ended September 30, 2001, from $2.1 million, or 33% of total revenues, for the nine months ended September 30, 2000. System revenue decreased primarily due to a decrease in licensing, hardware and third party software revenue. Licensing revenue decreased to $1.7 million in the nine months ended September 30, 2001 as compared to $1.8 million for same period in the prior year primarily due to a sale of additional licensing in the prior year to an existing customer for one of its new locations. Hardware and third party software revenue is recognized as we sell hardware or third party software to new customers during an installation or existing customers upon modification or customization to their existing system. During the nine months ended September 30, 2001, hardware and third party software revenue decreased to $65,000 as compared to $260,000 for the same period in the prior year primarily attributed to the decrease in hardware sales to existing customers.

     Service revenue decreased to $3.6 million, or 68% of total revenues, for the nine months ended September 30, 2001, from $4.2 million, or 67% of revenues, for the nine months ended September 30, 2000. The decrease in service revenue was due to a reduction in custom programming revenue relating to a lower level of demand for services from existing customers compared to the prior year.

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

Cost of Revenues

     Total cost of revenues decreased to $2.4 million, or 45% of total revenues, for the nine months ended September 30, 2001, from $3.2 million, or 52% of total revenues, for the nine months ended September 30, 2000.

     Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The cost of system revenue decreased to $65,000, or 4% of system revenue for the nine months ended September 30, 2001 as compared to $202,000, or 10% for the nine months ended September 30, 2000. The decrease is primarily due to a decrease in hardware and third party software used during system installations for customers. During 2001, we have decreased our reliance on third party products as part of our software solutions by replacing these products with functionality developed internally in an effort to improve our gross margins.

     Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $2.3 million, or 64% of service revenue for the nine months ended September 30, 2001 as compared to $3.0 million, or 72% of service revenue for the nine months ended September 30, 2000. The decrease in dollars and as a percentage of service revenue is primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers.

Research and Development

     Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $1.7 million, or 31% of total revenues, for the nine months ended September 30, 2001, from $2.9 million, or 46% of total revenues for the nine months ended September 30, 2000. The decrease is primarily due to a decrease in personnel, an increased use of offshore development resources and a shift in product development project priorities. The average number of employees for the nine months ended September 30,

2001 decreased as compared to the nine months ended September 30, 2000 as a result of the planned reduction in overall operating costs in 1st and 2nd quarters of 2001


Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $1.2 million, or 22% of total revenues, for the nine months ended September 30, 2001, from $1.7 million, or 27% of total revenues, for the nine months ended September 30, 2000. The decrease is primarily due to a reduction in costs associated with the planned reduction in overall operating costs in the 1st and 2nd quarter of 2001 and an increased emphasis on our indirect sales channels.

Loss on Lease Abandonment

     The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31,2001, the Company was in default on its lease payments relating to excess space, and accrues $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability at March 31, 2001 in the 2nd quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the nine months ended September 30, 2001.

Impairment of Goodwill

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cashflows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cashflow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

     The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company's balance sheet by the parent, Avery, at the time of the merger, remained on the Company's balance sheet at the time it was spun-off.

     As discussed in prior quarters, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general has continued to deteriorate. The Company has significantly reduced personnel and expenses over the last two quarters and the current cashflow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel and expenses for legal services, accounting services, facilities and depreciation and amortization. General and administrative expenses increased to $2.8 million, or 53% of total revenues for the nine months ended September 30, 2001, from $2.4 million, or 38% of total revenues for the nine months ended September 30, 2000, primarily due to an increase in goodwill amortization associated with the acquisition by Avery as well as legal, insurance, accounting and other investor relation costs offset by a decrease in supplies expense and professional services expense due to a one-time consulting charge in the third quarter of last year. The increase in goodwill amortization is due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. See "Other" caption. The increase in legal, insurance, accounting and investor relations expenses are related to the spin-off of the Company completed in the quarter and costs associated with being publicly traded.

Interest and Other Expense, Net

     Other expense increased to $146,000 for the nine months ended September 30, 2001, from $130,000 for the nine months ended September 30, 2000. The increase is primarily due to higher interest expense.

Other

     Depreciation and amortization expense included in the results of operations increased to $1.4 million for the nine months ended September 30, 2001 as compared to $935,000 for the nine months ended September 30, 2000, primarily due to the increase in goodwill amortization and depreciation expense. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in 1999. Goodwill amortization increased to $942,000 for the nine months ended September 30, 2001, as compared to $589,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Our cash balance decreased to $992,000 at September 30, 2001, from $1.8 million at December 31, 2000, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, increased to a deficit of $2.1 million at September 30, 2001, as compared to a surplus of $649,000 at December 31, 2000. The decrease in working capital was primarily due to a decrease in cash of $853,000 and reclassification of the long term portion of the note payable to Corsair Communications, Inc. to current liabilities of $1.2 million.

     Net cash used in operating activities decreased to $626,000 for the nine months ended September 30, 2001, as compared to $2.7 million for nine months ended September 30, 2000 primarily due to reduction in operating costs in 2001 as compared to 2000.

     Net cash provided by investing activities decreased to $15,000 for the nine months ended September 30, 2001 as compared to $39,000 for the nine months ended September 30, 2000 due to the decrease in purchases of property and equipment and decrease in collections on the advance to Avery. We acquired property and equipment valued at $22,000 during nine months ended September 30, 2001 as compared to $735,000 for the nine months ended September 30, 2000. Of the $735,000 in property and equipment acquired in the nine months ended September 30, 2000, $438,000 was acquired through capital leases for computer equipment and software.

     Net cash provided by or used in financing activities decreased to $241,000 used for payments on long-term obligations for the nine months ended September 30, 2001 as compared to $2.2 million provided by $2.8 million in capital contributions offset by $539,000 in payments on long-term obligations for the nine months ended September 30, 2000.

     Beginning with the February 2001 payment, in an effort to improve current cashflow, the Company stopped making payments on the note payable to Corsair Communications, Inc. The balance of the note payable of $1.7 million has been classified as a current liability in accordance with the terms of the note which state the balance of the note is immediately due upon a failure to make payments when due. As of November 12, 2001, the Company is delinquent nine months or payments totaling $463,093. The Company is currently in negotiations with Corsair Communications, Inc. to restructure the note terms, and believes that such note can be restructured. However, there is no assurance that such restructuring will take place.

     We have a limited operating history as a software company. In prior years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With our recent efforts to reduce operating costs in the first and second quarters of 2001, we have decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs.

     We believe that existing cash balances, combined with cash generated from future operations and a restructuring of the amended note payable to Corsair Communications, Inc. will be sufficient to support our working capital requirements through the next twelve months. If we are unable to restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing or implement further cost reductions. Additionally, we may seek to raise additional funds through public or private equity financing or from other sources including a working capital line of credit, bridge and permanent financing and strategic financial partners. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

Recently Issued Accounting Pronouncements

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

     In March 2000, the FASB issued Interpretation No. 44 ``Accounting for Certain Transactions Involving Stock Compensation --- an interpretation of APB Opinion No. 25'' (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, ``Accounting for Stock Issued to Employees'' (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest methods of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to possibly cease amortizing goodwill that existed at June 30 ,2001, and if so the amortization of existing goodwill will cease on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill on January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002.

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

     In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred a net loss of $8.8 million for the nine months ended September 30, 2001, a net loss of $4.5 million for the year ended December 31, 2000, net income of $281,000 and a net loss of $266,000 for the years ended December 31, 1999 and 1998. These results related to our predecessor company for the year ended December 31, 1998, and the nine months ended September 30, 1999, and to Primal for the three months ended December 31, 1999, and the year ended December 31, 2000. We had an accumulated deficit of $12.3 million as of September 30, 2001. We recorded net loss of $5.9 million for the three months ended September 30, 2001, and we could incur net losses for the foreseeable future.

     We have reduced our fixed operating expenses in the first and second quarters of 2001, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering other steps to further reduce our fixed operating expenses.

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

     A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the nine months ended September 30, 2001 and the year ended December 31, 2000, represented approximately 77% and 72%, respectively, of total revenues. Two customers accounted for approximately 10% or more each of our total revenues for the nine months ended September 30, 2001 and the year ended December 31, 2000, and three customers accounted for approximately 10% or more each of our total revenues in 1999 and 1998. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

If we are unable to restructure the amended note payable to Corsair Communications, Inc., we may need to seek additional financing, and financing may not be available on favorable terms, if at all.

     If we are unable to restructure the note payable to Corsair Communications, Inc., we may need to seek additional financing. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase the risk or perceived risk of our company. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Our growth depends on the commercial acceptance of our recently introduced products, Connect CCB(TM), Access IM(TM), and Outfront CRM(TM), and it is uncertain to what extent the market will accept these products.

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

     We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force, which has historically generated the majority of our revenues. This productivity will depend to a large degree on our success in training and retaining sales people. Our ability to increase revenues significantly will suffer if we fail to retain qualified sales personnel

     In addition, because we currently rely on direct sales for substantially all of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. In the future, we intend to augment our direct sales channel through additional third-party distribution arrangements. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

     The market for our products is very competitive. The current economic downturn in the communications industry has caused fewer sales opportunities, which has resulted in more competition for each sales opportunity that exists. We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionality's similar to those provided by our product in-house rather than buying them from outside suppliers.

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

     In the future, we may expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 18%, 25% and 43% of our total revenue for the nine months ended September 30, 2001, and the years ended December 31, 2000 and 1999, respectively. We conduct our international sales primarily through direct sales from our offices in the United States. Any expansion of our existing international operations and entry into additional international markets will require additional financing and significant management attention.

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

     Our product, Outfront CRM(TM), connects to and analyzes data from various applications, including Internet applications, which enable businesses to capture and use information about their customers. Government regulations that limit our customers' use of this information could reduce the demand for this product. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children's Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which Outfront CRM(TM) operates, and could restrict the use of Outfront CRM(TM) in some e-commerce applications. This could reduce demand for Outfront CRM(TM).

We are headquartered in California, and we may be subject to risks associated with the loss of electrical power.

     The state of California, including Irvine, California where we are located, has recently been subject to rolling blackouts of electrical power associated with lack of adequate electric power, power generation, and power reserves. The California Independent Service Operator ("Cal ISO") that regulates much of the states power and power grid has declared numerous stage 3 alerts that have resulted in unannounced rolling power blackouts throughout California, but primarily in the San Francisco and greater Silicon Valley areas. While we believe we have taken steps that should provide for uninterrupted production and service delivery of our applications to our customers, any disruption in electrical power in California where we operate, or the continued uncertainty surrounding unannounced power blackouts, could have a material adverse impact on our operations.

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

Because some stockholders will together beneficially own or have the right to vote 35.6% of our voting stock, the voting power of other stockholders may be limited.

     Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 35.6% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

  10.3*       Employment Agreement for William Salway

  10.4*       Employment Agreement for John Faltys

  10.5*       Employment Agreement for Joseph R. Simrell

  10.6*       Employment Agreement for David Haynes

  10.7*       Form of Master Software License Agreement

Exhibit
Number                          Description of Document
-------                         -----------------------
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

PRIMAL SOLUTIONS, INC.
----------------------
(Registrant)


November 14, 2001                      /s/  William Salway
                                       -----------------------------------------
                                       William Salway

                                       Chief Executive Officer, President,
                                       Chief Operating Officer, and Director
                                       (Principal Executive Officer)


November 14, 2001                      /s/  Joseph R. Simrell
                                       -----------------------------------------
                                       Joseph R. Simrell

                                       Chief Financial Officer, Vice President
                                       of Finance and Administration, and
                                       Secretary (Principal Financial and
                                       Accounting Officer)