Form 10KSB40
period 2001-12-31
PRIMAL SOLUTIONS INC
filed 2002-03-27
CIK 1124217

    As filed with the Securities and Exchange Commission on March 27, 2002
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from__________ to__________

                         Commission File No: 000-46494

                               -----------------

                            PRIMAL SOLUTIONS, INC.
             (Exact Name of Small Business Issuer in its Charter)

         Delaware                    7372                   36-4170318
      (State or Other          (Primary Standard         (I.R.S. Employer
       Jurisdiction        Industrial Classification    Identification No.)
    of Incorporation or          Code Number)
       Organization)

                               -----------------

                  18881 Von Karman Avenue,                              92612
                          Suite 500                                  (Zip Code)
                     Irvine, California
(Address and telephone number of Principal Executive Offices)

                                (949) 260-1500
               (Issuer's Telephone Number, Including Area Code)

                               -----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:
                                                                                       $ 7,404,739
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2002
                                                                                       $   982,683
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of
business on March 21, 2002:                                                             20,131,212

================================================================================

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

                                              PART I

Item 1.  Business............................................................................   2

Item 2.  Property............................................................................  17

Item 3.  Legal Proceedings...................................................................  17

Item 4.  Submission of Matters to a Vote of Security Holders.................................  17

                                             PART II

Item 5.  Market for Common equity and Related Stockholder Matters............................  18

Item 6.  Management's Discussion and Analysis................................................  19

Item 7.  Financial Statements................................................................  29

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure  29

                                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance With
           Section 16(a) of the Exchange Act.................................................  30

Item 10. Executive Compensation..............................................................  31

Item 11. Security Ownership of Certain Beneficial Owners and Management......................  34

Item 12. Certain Relationships and Related Transactions......................................  36

Item 13. Exhibits and Reports on Form 8-K....................................................  36

                                    PART I

Item 1.  Business

Business Overview

   Primal Solutions, Inc. was formed in 1996 as Primal Systems, Inc. During 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. In February 2001, Primal Solutions, Inc. was spun-off as a separate public company by Avery.

   Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver operations support systems ("OSS") for wired and wireless communications service providers ("CSPs"). The Company's products, which are critical elements in the revenue chain for a CSP, include convergent network mediation and convergent integrated billing solutions.

   Convergent network mediation is the critical link between network elements and the multiple downstream business support systems ("BSS") in a CSP's existing circuit-based network or next-generation packet-based network. Convergent network mediation collects voice and data traffic, commonly referred to as call detail records ("CDRs") from network elements such as switches, routers, and gateways, then manipulates this information to generate new CDRs in appropriate formats to send to the multiple downstream BSS applications such as billing, fraud detection, and data marts. The primary attributes of convergent network mediation are the ability to handle multiple voice and data communications service types (such as paging, cellular, voice over Internet Protocol ("VoIP"), unified communications, long distance, 3G wireless, and video streaming), and support both circuit and packet-based network architectures.

   Convergent integrated billing allows CSPs to, both manage and deploy, a full range of communications service types quickly and easily using the same billing system. Convergent integrated billing consists of individual groups of functionality that integrate together to form a complete business solution. These functional groups include orders care, payment processing, credit and collections, rating, card management, invoice processing, reporting, and flow-through provisioning. The primary attributes of convergent integrated billing are the ability to handle multiple voice and data communications service types, and support both circuit and packet-based network architectures.

   During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. However, we believe the demand for the next generation of communications services provided by packet-based networks ("next generation networks") will continue to grow in the future because they provide a lower cost alternative over traditional circuit-based networks for deploying new voice and data communications services to businesses and consumers alike. These new services allow CSPs to attract new customers or "lock in" existing customers with robust and competitive communications solutions.

   In order to better respond to these market conditions, we have refined our product emphasis and marketing efforts to match the interest shown by both the established and emerging CSPs. Both types of CSPs look to new services to stimulate new revenue, and also, seek out new ways to improve the efficiency of their network operations.

   Primal's convergent network mediation and convergent integrated billing solutions are designed to address the complex and critical business needs of both established and emerging CSPs for highly efficient, reliable, and cost effective OSS software solutions in today's demanding market conditions. Primal's OSS products offer real-time data collection, aggregation, analysis, and billing of voice and data services from circuit and packet-based networks.

Access IM(TM)--Convergent Network Mediation and Revenue Assurance

   Primal's Access-IM product is a convergent network mediation and revenue assurance solution that enables today's fast-growing CSPs to easily and more effectively manage their network information. Access-IM is the vital link between a CSP's network and its downstream BSS applications. As an intelligent network element, Access-IM securely collects, validates, correlates, combines, augments, formats, warehouses, and routes CDRs from almost any telecommunications network source to almost any kind of OSS or BSS application. CDRs are formatted, filtered, and routed to multiple downstream BSS applications such as billing systems, fraud detection applications, or data marts. Access IM offers a complete tool set that includes every function needed to transform raw network data into billable CDRs, as well as critical business intelligence.

  Access IM Benefits:

   Prevents revenue loss

   Access IM stores all CDR information in memory while simultaneously writing the CDR information to a non-volatile data store. If the network fails, Access-IM continues to collect and store CDRs until the network is back online, then re-synchronizes and continues to forward CDRs to the downstream BSS application(s). As a result, there's no record loss when network problems occur and the revenue stream is protected.

   Leveraging Primal's robust revenue assurance features, Access IM audits CDR development and movement and verifies that CDRs have been received by downstream BSS applications. Each CDR transmission is logged so that transmission reports for each targeted downstream BSS application can be produced real time or for historical time sequences. In addition, messages or alarms can be sent to notify system administrators that records are not being received, formatted or routed. This feature enables CSPs to take action before revenue is lost.

   Adopt new products and services quickly

   Implementing new packet-based network technologies alongside existing circuit-based network infrastructure often is a systems integration challenge. Access-IM's modular design provides the flexibility to adopt new network elements or change data formats without disrupting established connections to downstream BSS applications. This architectural flexibility enables CSPs to implement multiple switch types, services, and systems, and manage all their different protocols using a single mediation system.

   Integrated RADIUS Solution

   Access IM has an integrated RADIUS module which enables voice services over a packet-based network, and controls the Authentication, Authorization and Accounting steps. The RADIUS module allows or blocks voice calls as appropriate and creates the billing data for those voice calls all within microseconds to provide continuity in the call flow.

   Dynamic Network Data Analysis

   Access IM enables a CSP to gather CDR information about service usage in "real time" as it occurs. This detailed CDR data, which without Access IM may be inaccessible, can be analyzed for any metric, including source, time and activity. This provides a CSP with a current view of how customers are using the network.

   Modular Distributed Architecture

   Access IM requires relatively very little processing power, is highly reliable, and provides consistent load balancing because each function is constructed as an independent module. Access IM's modular architecture permits CSPs to start small by implementing critical modules initially, and then roll out additional ones as business needs dictate.

   Access IM is a distributed application that provides the flexibility to operate as a centralized gateway between the network and the downstream BSS applications, or to operate with individual modules adjacent to different network elements located at any point in the network. In addition, Access IM's capability to separate mediation processes onto separate hardware servers allows for mediation configurations that can handle millions of CDR event records per hour.

Connect CCB(TM)--Convergent Integrated Billing

   Connect CCB, our convergent billing software solution provides integrated, yet modular functionality, that allow CSPs to manage a full range of communications products and services, as well as quickly expand into new market segments. Connect CCB enable CSPs to quickly and cost-effectively deploy service offerings for multiple, usage-based communications services such as cellular, VoIP, unified communications, long distance, 3G wireless, and video streaming. Any or all of these services can be managed simultaneously on a single instance of Connect CCB and combined on a single customer account for presentment on a single bill. Additionally, customer service representatives are provided with a consolidated view of customer and invoice data, making managing the customer relationship less complex and more effective.

   Connect CCB consists of modules that integrate together to form the complete solution. The Connect CCB modules are--Orders Care, Payment Processing, Credit and Collections, Rating, Card Management, Invoice Processing, Reporting, and Flow-through Provisioning.

   To meet specific industry requirements, each Connect CCB module may be enabled or disabled, and can be configured to handle different transaction volume requirements. Our pre-packaged industry solution sets are:

   Connect IXC combines Primal's high performance rating and mediation technologies to form a powerful interconnect and wholesale billing package.

   Connect Prepay supports prepay and post pay calling cards with real-time call authorization and tear down.

   Connect Retail includes all Connect CCB modules to create a complete customer care and billing package for retail CSPs.

   Connect RTR, our real-time rating technology, allows for unlimited flexibility in creating price plans and rating models. Connect RTR permits CSPs to price by virtually any network element including time, packets, bytes, distance and content, utilizing any combination of call detail record elements.

  Connect CCB Benefits:

   Convergence

   Connect CCB, with its web-enabled graphical user interface ("GUI"), is a complete customer management, rating, and billing system. It enables CSPs to quickly and cost-effectively deploy virtually any combination of voice and data services on a single, integrated system. Customer care staff can manage multiple services within a single account through a single user interface for both circuit-based and packet-based services. System administrators can configure Connect CCB to support almost any telecommunication service through an extensive selection of parameters and rules.

   Scalability

   Connect CCB's modular architecture allows for module-specific handling of increasing volumes of transaction data. For example, for CSPs that have very high rating requirements, Connect CCB's rating module can be configured to run on high performance hardware, while other Connect CCB modules can be configured to run on separate hardware with different performance characteristics.

   Connect CCB's flexible, distributed architecture supports the Windows NT and Unix operating systems. The system's modular architecture is built to enable new CSPs to deploy services quickly with only an entry-level system when the CSP's cash flow is limited, as well as to grow with the CSP as it needs to grow. Additionally, our system's flexible architecture is designed to handle the complex and high volume transactions of a very large CSP. Connect CCB's scalability has been proven in individual commercial CSP installations supporting over 3.5 million customers ("subscribers"), and over 1,000 online users.

   Integrated Customer Care

   The Connect CCB interactive menu structure is layered in a logical, task-oriented fashion. Customer service representatives are provided with a consolidated view of customer and invoice data, making managing the customer relationship less complex and more effective. A combination of windows, fields, menus and search options enable users to quickly perform tasks from activating new customers and accessing information to managing rate tables. The customer care module includes interactive help, or wizards, and extensive online help with graphics and workflow diagrams to aid new users. Comprehensive online documentation explains all functionality in detail. In addition, the Connect CCB customer care screens feature dynamic branding and foreign language support, allowing CSPs to match the look and feel of their existing intranets and internet sites.

   Integrated Application Security

   Connect CCB's comprehensive application security system controls access and workflow within the Connect CCB system. This feature permits appropriate system administrators to set user rights to the system, including what information and menu items each user can access, and what tasks they can perform. Multiple security levels and comprehensive audit trails ensure system integrity.

Customer Service and Technical Support

   Primal's services are generally delivered in conjunction with our products. Primal provides a variety of professional consulting services to assist customers in the installation, implementation, modification and customization of Primal's products. We offer comprehensive training programs for our employees, customers, and alliance partners so they can acquire the knowledge and skills necessary to deploy, use and maintain our products. Our training programs are designed to provide customers with the tools and education they need to be able to train their own personnel on the effective use of our software products.

   We offer programs that provide customers with maintenance and support services for our products. These services are generally provided under maintenance agreements between our customers and us. These agreements entitle our customers to telephone technical support and routine software maintenance releases. We provide this support from our headquarters in Irvine, California, and from our office in Amsterdam, The Netherlands. We utilize the world-wide web, telephone, electronic mail, and if necessary, on-site assistance to respond to and resolve customers' technical questions.

   When our customers require it, we provide third-party software and hardware products they may need to implement their systems. We provide products such as the Windows NT and Sun Microsystems operating systems, and associated hardware that are used to run the Primal products.

Sales and Marketing

   Primal's sales and marketing efforts are concentrated on the full range of emerging and established CSPs that provide both voice and data communications services. Through our direct sales approach, we develop relationships with CSPs through a consultative sales process and work closely with them to define and determine how our products can fulfill their needs. Through our indirect sales channel approach, we develop relationships with (1) leading manufacturers of circuit and packet-based network infrastructure products that can provide joint and independent sales opportunities; (2) professional services providers and systems integrators focused on the telecommunications market that can recommend our products and influence sales opportunities; (3) other leading communications-focused companies that offer products complementary to ours, and which can sell our products jointly with their solutions.

   Primal's direct sales force is primarily focused on the United States market. We have also begun an effort to expand our sales and marketing reach outside the United States through the use of our existing partners, new relationships with system integrators, and the extension of our relationships with existing customers. We also leverage our existing customer base by continuing to provide excellent service and responsiveness, and continue to focus on understanding their evolving business requirements. As our customers grow organically or through acquisition, we expect our business to grow with them.

   Primal derives a majority of its revenues from products delivered or services performed in the United States. Products delivered or services performed outside the United States represented approximately 18%, 26%, and 43% of total revenues in fiscal years 2001, 2000, and 1999, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for a summary of Primal's revenue by geographic area. Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2001 and 2000, we had six customers generating $200,000 or more in revenue during the period representing $6.9 million and $8.8 million, respectively, or approximately 93% of the total revenues.

   Due to the sophisticated nature of our products and services as well as the rapid growth and rate of technological change in the marketplace, the duration of a sales cycle can range anywhere from 60 days to over one year. This process involves senior executives, sales representatives, and support personnel and typically requires presentations, demonstrations, field trials, and negotiations. We spend a significant amount of time consulting with strategic partners and end-users to adapt our products to meet evolving partner and end-user requirements.

Business Partnerships

   To assist us in developing, marketing, and distributing our product-based solutions effectively, we have established partnerships and alliances with current and emerging industry leaders, such as Cisco Systems, Inc. (Cisco), Sylantro Systems Corp., and Sun Microsystems, Inc. We believe that these partnerships provide us with a method to extend our product capabilities to meet the needs of our partners and their customers, establish joint marketing relationships to include our products in solutions sold by our partners, and create a reseller channel for Primal's products, or jointly provide customer support to end-users. The desired benefit is to enhance marketability of our products and those of our partners through leveraging industry relationships. For example, we participate in Cisco's New World Ecosystem partner program. This program was established by Cisco to facilitate a network of vendors of complementary products and services that are interoperable with Cisco equipment and each other.

Competition

   The market for our products is very competitive. We expect competition to increase in the future. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from outside suppliers.

   Many of our current and future competitors may have advantages over us, including:

  .   longer operating histories;

  .   larger customer bases;

  . substantially greater financial, technical, sales and marketing resources; and

  .   greater name recognition.

   Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third-parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products.

Research and Development

   Our research and development organization is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. In addition, this organization supports some pre-sales and customer support activities. Our research and development organization is divided into teams based around our products. In addition, our product management and professional services staff helps our research and development organization identify potential new product features. For the years ended December 31, 2001 and 2000, our research and development costs were $2.0 million and $3.8 million, respectively.

   Primal's products were designed using an open architecture philosophy, which uses industry standards-based application programming interfaces (APIs) to enable efficient integration with other software applications. This design philosophy also utilizes object oriented programming techniques, which enables the design and implementation of software based on reusable business objects rather than complex business code. Our multi-layered, or N-tier, architecture provides for implementing our software products in a distributed systems environment. This allows different software modules to be installed on different servers, providing for efficient software management and system growth. This capability permits a CSP to expand processing capability as its level of business grows without the need for an expensive re-design of the system or wholesale hardware replacement. Our architecture allows CSPs to purchase the entire suite of products, or only those applications they may require at the time. In addition, Primal's products have been developed to interface with a wide variety of communications equipment. These interfaces can typically be developed very quickly due to our unique switch interface software, which is designed to facilitate introduction of new network elements with a minimum of custom programming.

Intellectual Property

   Primal relies upon a combination of U.S. patent, copyright, trade secret and trademark law to protect its intellectual property. Primal currently has two U.S. patents related to its billing and mediation technology. In addition, Primal has eleven U.S. registered trademarks and five U.S. trademark applications pending. While Primal relies on patent, copyright, trade secret and trademark law to protect its technology, Primal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Primal's technology.

   Primal generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Primal's efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop products with the same functionality as Primal's products. Policing unauthorized use of its products is difficult, and Primal cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, certain of Primal's license agreements require it to place the source code for its products into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if (1) there is a bankruptcy proceeding by or against Primal, (2) Primal ceases to do business without a successor or (3) Primal discontinues providing maintenance and support.

   Substantial litigation regarding intellectual property rights exists in the software industry. Primal expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of products in different industry segments overlaps. Some of Primal's competitors may have filed or may intend to file patent applications covering aspects of their technology that they may claim Primal's technology infringes. Primal cannot be certain that any of these competitors will not make a claim of infringement against it with respect to its products and technology.

   Primal's success and ability to compete are substantially dependent upon its internally developed technology. However, portions of our products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. Primal may have to rely on third-party software vendors and developers to a larger degree in future products. Although Primal believes it could find other sources for these products, any significant interruption in the supply of these products could adversely impact Primal's sales unless and until it can secure another source.

Employees

   As of March 21, 2002, Primal, and its subsidiary Wireless Billing Systems, had 43 full-time employees. Neither Primal's nor Wireless Billing Systems' employees are represented by a union. Primal and Wireless Billing Systems each believe that their relationship with their employees is good.

                                 RISK FACTORS

   Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this report.

Risks Related to Our Business and Our Marketplace

  We have a limited history as a provider of convergent network mediation and convergent integrated billing. As a result it is difficult to evaluate our business and prospects.

   Primal was founded in 1996. We received our first revenues from licensing our convergent network mediation and convergent integrated billing software products and performing related services in 1999. Until 1999, substantially all of our revenues were derived from performing consulting services unrelated to our software products. Sales of our software products and related services accounted for substantially all of our revenues since 1999. Because we have a limited operating history as a provider of convergent network mediation and convergent integrated billing software, it is difficult to evaluate our business and prospects.

  We have not achieved profitability and expect to continue to incur net losses in future quarters. If we do not achieve profitability, then our business may not grow or continue to operate.

   In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $8.4 million, a net loss of $4.5 million, net income of $281,000 and a net loss of $266,000 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively. These results related to our predecessor company for the year ended December 31, 1998, and for the nine months ended September 30, 1999, and to Primal for the three months ended December 31, 1999, and the years ended December 31, 2000 and 2001. We had an accumulated deficit of $11.9 million as of December 31, 2001. We recorded net income of $361,000 for the three months ended December 31, 2001, but we could incur net losses for the foreseeable future.

   We have reduced our fixed operating expenses in 2001, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering other steps to further reduce our fixed operating expenses.

   We will need to generate significant revenues from the sales of Primal Access IM and Connect CCB and to reduce operating costs to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to indirect channels and services, both of which generally have lower margins, will lower our gross margins.

   If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we do not achieve profitability, we cannot be certain that we can continue to operate as a going concern.

  Our revenues are generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer.

   A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the years ended December 31, 2001 and 2000, represented approximately 74% and 71%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues in 2001 and 2000. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

  The telecommunications industry is experiencing consolidation, which may reduce the number of potential clients for our software.

   We cannot be certain that we will not lose clients as a result of industry consolidation. The telecommunications industry is experiencing significant consolidation. In the future, there may be fewer potential clients requiring convergent network mediation and convergent integrated billing software products, increasing the level of competition for new customers. In addition, larger consolidated CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different telecommunications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

  If our clients do not receive sufficient financing, our business may be harmed.

   Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, which are licenses they must purchase to operate wireless technology across a desired region or the globe, fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, our results of operations may be harmed. In addition, because of recent and current economic conditions, these companies are experiencing difficulty in obtaining adequate financing.

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

   Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

  . the timing and volume of orders for our software. Customers typically order our products and services only after other vendors have provided the infrastructure for their telecommunications network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for our products and services by customers;

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

   We have difficulty predicting the volume and timing of orders. For example, we expect an increasing percentage of our total revenues will come from licenses of Access IM and Connect CCB and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. In any given quarter, we expect our sales to involve large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Access IM and Connect CCB would reduce our revenues, which would adversely affect our quarterly financial performance. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

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

  Our growth depends on the commercial acceptance of recently introduced new versions of our products, Access IM and Connect CCB, and it is uncertain to what extent the market will accept these products.

   Our future growth depends on the commercial success of Access IM and Connect CCB. Substantially all of our revenues are derived from licenses of Access IM and Connect CCB, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for convergent mediation and convergent integrated billing software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of these software products. We are not certain that our target customers will widely adopt and deploy these software products in their telecommunications operations. Our future revenues will also depend on our customers' licensing software for additional subscribers, users, or for additional call detail records. Their failure to do so could harm our business.

  If we do not increase market awareness of our products by expanding our sales capabilities, our business may not grow.

   We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force, which has historically generated the majority of our revenues. This productivity will depend to a large degree on our success in training and retaining sales people. Our ability to increase revenues significantly will suffer if we fail to retain qualified sales personnel

   In addition, because we currently rely on direct sales for substantially all of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. During 2002, we intend to augment our direct sales channel through additional third-party distribution arrangements. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

  If our software products do not continue to be enhanced and continue to integrate and operate successfully with the telecommunications equipment of the leading manufacturers, we may be unable to maintain our existing customers and/or generate new sales.

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

  We incorporate software licensed from third parties into our convergent integrated billing software product, and any significant interruption in the availability of these third-party software products or defects in these products could harm our business in the short-term.

   Portions of our convergent integrated billing software product incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our software products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business in the short-term.

  We face intense competition from companies that may have greater resources than we do, and if we are unable to effectively compete with them, then our business may suffer.

   The market for our products is very competitive. The current economic downturn in the communications industry has caused fewer sales opportunities, which has resulted in more competition for each sales opportunity that exists. We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionality's similar to those provided by our product in-house rather than buying them from outside suppliers.

   Many of our current and future competitors may have advantages over us, including:

  .   longer operating histories;

  .   larger customer bases;

  . substantially greater financial, technical, sales and marketing resources; and

  .   greater name recognition.

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

  If our software contains errors or our software product development is delayed, our business will suffer.

   We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our Connect CCB convergent integrated billing software product to our customers' operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of Connect CCB, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

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

  Barriers to international expansion could limit our future growth.

   During 2002, we plan to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 18%, 26% and 43% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

   Our products are designed to work on a variety of hardware and software platforms used by our customers. However, our products may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back- office applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business.

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

  Since first trading on March 14, 2001, our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock.

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

  We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board which could effect our stockholders' ability to access trading information about our common stock.

   The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange which could effect our stockholders' ability to access trading information about our common stock.

  We do not intend to pay dividends; you will not receive funds without selling shares.

   We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

  Because some stockholders will together beneficially own or have the right to vote 35.8% of our voting stock, the voting power of other stockholders may be limited.

   Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 35.8% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

Item 2.  Properties

   Primal does not own any real estate properties, but leases approximately 13,500 square feet of general and administrative office space in Irvine, California. Primal's monthly rent payment is approximately $30,000. Primal's lease expires in April 2007. Primal also leases an executive suite in Amsterdam, The Netherlands on a quarterly basis. Primal's quarterly rent payment for the executive suite is approximately $4,000.

Item 3.  Legal Proceedings

   On January 23, 2002, the Company's wholly-owned subsidiary, Wireless Billing Systems ("Wireless Billing"), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation ("Netvoice"), alleging, among other things,
(i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing is seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 "B." (On October 24, 2001, Netvoice had filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code, ("Chapter 11 petition")) Netvoice has agreed to the injunctive relief sought by Wireless Billing, but on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697.04 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice's Chapter 11 petition in addition to attorney fees, costs, and other unspecified damages. The Company believes that Netvoice's allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the final outcome of these claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

   Primal is not currently a party to any other material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Common equity and Related Stockholder Matters

   The common stock has been quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by NASD under the trading symbol "PSOL" since shortly after our spin-off from Avery in February 2001. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                     Bid
                                                 -----------
                                                 High   Low
                                                 ----- -----
                   Year ended December 31, 2001:
                      First Quarter*............ $0.30 $0.15
                      Second Quarter............  0.10  0.04
                      Third Quarter.............  0.07  0.03
                      Fourth Quarter............  0.08  0.04

--------
* Commencing in the Second Quarter, the OTC Compliance Unit of NASD Regulation, Inc. (the "Compliance Unit") granted permission to broker-dealers who wanted to make a market in our common stock to place priced bid and asked quotations on the OTC Bulletin Board. During the balance of the First Quarter after our spin-off from Avery until the Compliance Unit granted such permission early in our Second Quarter, broker-dealers could not post priced bid and asked quotations for our common stock. Accordingly, for the First Quarter, the information in the chart sets forth high and low price data as bid and asked data are not available. The Company's first day of trading was March 14, 2001.

   As of March 21, 2002, there were approximately 441 holders of record of our common stock.

   We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

   In February 2001, the Company issued to Mark Nielsen ("Nielsen") 250,000 shares of the Company's common stock in replacement of Nielsen's options to purchase 925,000 shares of the common stock of the Company's former parent company, Avery, which options were canceled as part of the "spin-off" of the Company from Avery. The Company issued these shares in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

   In February 2001, the Company issued to William Salway 409,312 shares of the Company's common stock valued at $65,000 as compensation for services. The Company issued these shares in reliance upon the exemption set forth in Section 4(2) of the Act.

   In April 2001, the Company issued to William Salway options to purchase up to 409,312 shares of the Company's common stock at an exercise price of $.03 per share as compensation for services. The Company issued these options in reliance upon the exemption set forth in Section 4(2) of the Act.

   In April 2001, the Company issued to Standard Investment Chartered, Inc. options to purchase up to 100,000 shares of the Company's common stock at an exercise price of $.03 per share as compensation for services. The Company issued these shares in reliance upon the exemption set forth in Section 4(2) of the Act.

   In June 2001, the Company issued to six individuals an aggregate of 76,125 shares of the Company's common stock valued at $3,000 as compensation for services. The Company issued these shares in reliance upon the exemption set forth in Section 4(2) of the Act.

   Effective February 9, 2001, the Company's registration statement on Form SB-2, as amended, was declared effective with the Securities and Exchange Commission, to effect the spin-off of the Company from Avery as part of the Distribution. The Company did not receive any proceeds from the distribution of its shares of common stock by Avery.

   See "Risk Factors Related to Owning our Stock"

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this prospectus.

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

Critical Accounting Policies

   We prepare the consolidated financial statements of Primal Solutions, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

   Revenue Recognition--Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, as amended ("SOP 97-2"), are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectability or vendor-specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements. Certain licensing and services arrangements with our customers are billed monthly and the associated revenue is recognized monthly.

   Accounts Receivable--We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. See Risk Factor "Our revenues are generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer."

   Long-Lived Assets--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company's policy is to review such assets when there are events or circumstances that may indicate that carrying values may not be recoverable, and at least review such assets annually for any impairment. These reviews are based on estimates that are subject to change which could effect the carrying value.

   Goodwill--During 2001, goodwill (net of accumulated amortization of $40,000 at December 31, 2001 and $1.1 million at December 31, 2000), was amortized on a straight-line basis over seven years. During 2001, the Company wrote-down the goodwill to its recoverable amount which resulted in a decrease in amortization to $40,000 in the quarter ended December 31, 2001 as compared to $314,000 in first three quarters of the year. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cash flows. The evaluation for goodwill includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated recoverable amount is recognized. The cash flow calculations used to calculate the estimated recoverable amount are based on management's best estimates, using appropriate assumptions and projections, subject to change which could effect the estimated recoverable amount.

General

   Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver operations support systems ("OSS") for wired and wireless communications service providers ("CSPs"). The Company's products, which are critical elements in the revenue chain for a CSP, include convergent network mediation and convergent integrated billing solutions.

   Convergent network mediation is the critical link between network elements and the multiple downstream business support systems ("BSS") in a CSP's existing circuit-based network or next-generation packet-based network. Convergent network mediation collects voice and data traffic, commonly referred to as call detail records ("CDRs") from network elements such as switches, routers, and gateways, then manipulates this information to generate new CDRs in appropriate formats to send to the multiple downstream BSS applications such as billing, fraud detection, and data marts. The primary attributes of convergent network mediation are the ability to handle multiple voice and data communications service types (such as paging, cellular, voice over Internet Protocol ("VoIP"), unified communications, long distance, 3G wireless, and video streaming), and support both circuit and packet-based network architectures.

   Convergent integrated billing allows CSPs to, both manage and deploy, a full range of communications service types quickly and easily using the same billing system. Convergent integrated billing consists of individual groups of functionality that integrate together to form a complete business solution. These functional groups include orders care, payment processing, credit and collections, rating, card management, invoice processing, reporting, and flow-through provisioning. The primary attributes of convergent integrated billing are the ability to handle multiple voice and data communications service types, and support both circuit and packet-based network architectures.

   Primal's convergent network mediation and convergent integrated billing solutions are designed to address the complex and critical business needs of both established and emerging CSPs for highly efficient, reliable, and cost effective OSS software solutions in today's demanding market conditions. Primal's OSS products offer real-time data collection, aggregation, analysis, and billing of voice and data services from circuit and packet-based networks.

Current Conditions

   The marketplace from which the Company operates has suffered an economic downturn. Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. We have reduced our expected revenues from such potential clients due to their inability to receive adequate financing. As a result, during 2001 the company took steps to reduce operating costs to bring them in line with the expected reduction in future revenues. Such steps included a reduction in staff and operating expenses, and consolidation of facilities.

   In addition to these cost control measures, we are continuing to aggressively seek out new sales opportunities for our Access IM and Connect CCB software products through our direct sales force and our partnerships with communications infrastructure providers. The marketplace in which we compete for sales of our convergent integrated billing software product has been especially hit hard by the economic downturn. This has been and continues to be a very competitive market with many competitors. With less sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist. We expect this trend to continue until the economic conditions in our industry improve. We believe we will be able to continue to compete for new sales based on our products' features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

   During 2001, the aforementioned world-wide economic downturn has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. However, we believe the demand for the next generation of communications services provided by packet-based networks ("next generation networks") will continue to grow in the future because they provide a lower cost alternative over traditional circuit-based networks for deploying new voice and data communications services to businesses and consumers alike. These new services allow CSPs to attract new customers or "lock in" existing customers with robust and competitive communications solutions.

   In order to better respond to these market conditions, we have refined our product emphasis and marketing efforts to match the interest shown by both the established and emerging CSPs. Both types of CSPs look to new services to stimulate new revenue, and also, seek out new ways to improve the efficiency of their network operations.

   The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Recent Events

   As discussed elsewhere in this filing, the Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately
13.2 million shares of common stock of the Company to Avery's securityholders (the "Distribution"). As part of the Distribution:

  . Each common shareholder of Avery on February 12, 2001, received one share of the Company's common stock for each share of Avery's common stock held on that date.

  . Owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

  . Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively the "Old Primal Stockholders") in consideration of 6,207,026 shares of the Company's common stock, each dated February 9, 2001.

  . The Company issued 250,000 shares of common stock to a former executive officer of Avery.

Selected Financial Information Line Item Explanations

   Primal's revenues are primarily derived from the sale of software licenses and related services to telecommunications and Internet carriers.

   System revenues consist of software license fees charged to Primal's customers for their use of its software. Software license fees include one time and recurring license charges, and license upgrade charges for Primal's convergent network mediation and convergent integrated billing products. Software license fees are volume sensitive and generally are based on the number of subscribers, call records, or number of users.

   Service revenues are generated by Primal providing services relating to its software products. These services include maintenance fees, installation services, training, and custom software development.

   Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2 are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectability or vendor-specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements.

   Primal believes that future license revenues will be generated from three sources: license fees from new customers; license fees for new products to existing customers; and growth in the subscriber base, call record volume and/or number of software users of its existing customers, which will lead to increased revenue from these volume-based licenses.

   System cost of revenues includes hardware costs and software license fees paid to third-parties under equipment resale and technology license arrangements.

   Service cost of revenues includes all costs associated with the customer service organization, including staffing expenses, travel, communications costs, and other support costs related with installing, training, providing help desk services, and customization for Primal's software products.

   Operating expenses are comprised of sales and marketing costs, research and development, and general and administrative costs.

   Sales and marketing costs include salaries and benefits, commissions, trade shows, advertising and promotional and presentation materials.

   Research and development costs consist of salaries and benefits and other support costs.

   General and administrative costs consist of general management and support personnel salaries and benefits, information systems costs, legal and accounting fees, travel and entertainment costs and other support costs.

Results of operations for the year ended December 31, 2000 and 2001

   The following table sets forth selected income statement lines in thousands of dollars.

                         Statement of Operations Data

                                                     Year Ended
                                                     December 31
                                                  ----------------
                                                   2001     2000
                                                  -------  -------
             REVENUES:
                System revenue................... $ 2,663  $ 3,857
                Service revenue..................   4,742    5,659
                                                  -------  -------
                    Total revenues...............   7,405    9,516
             COST OF REVENUES:
                System revenue...................      64      624
                Service revenue..................   3,071    4,318
                                                  -------  -------
                    Total cost of revenues.......   3,135    4,942
                                                  =======  =======
             GROSS MARGIN........................
                                                    4,270    4,574
             OPERATING EXPENSES:
                Research and development.........   2,007    3,837
                Sales and marketing..............   1,367    2,120
                Loss on lease abandonment........     286       --
                Impairment of goodwill...........   5,645       --
                General and administrative.......   3,183    3,553
                                                  -------  -------
                    Total operating expenses.....  12,488    9,510
             LOSS FROM OPERATIONS................  (8,218)  (4,936)
             INTEREST AND OTHER EXPENSE, NET.....    (205)    (195)
                                                  -------  -------
             LOSS BEFORE INCOME TAXES............  (8,423)  (5,131)
             INCOME TAX PROVISION (BENEFIT)......       2     (668)
                                                  -------  -------
             NET LOSS............................ $(8,425) $(4,463)
                                                  =======  =======

Total Revenue

   Total revenue decreased to $7.4 million for the year ended December 31, 2001, from $9.5 million for the year ended December 31, 2000.

   Revenue growth depends, in part, on the overall demand for the Company's OSS products. Because the Company's sales are primarily to the CSPs, its ability to generate revenue also depends on specific conditions affecting those CSPs and on general economic conditions. The decrease in both system and services revenues in 2001 reflects the weak economic conditions in the worldwide CSP market during 2001.

   System revenue decreased to $2.7 million, or 36% of total revenues, for the year ended December 31, 2001, from $3.9 million, or 41% of total revenues, for the year ended December 31, 2000 primarily due to a decrease in licensing revenue as a result of a decrease in the sale of additional system capabilities to existing customers in 2001 as compared to prior year.

   Service revenue decreased to $4.7 million, or 64% of total revenues, for the year ended December 31, 2001, from $5.7 million, or 59% of revenues, for the year ended December 31, 2000. The decrease in service revenue was due to a reduction in custom programming revenue related to a lower level of demand for services from existing customers compared to the prior year. In general, the relative amount of service revenue as compared to system revenue has historically varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users and additional subscribers, which generally do not require services. In addition, the services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects, the number of users and subscribers licensed and the extent to which consulting organizations provide services directly to customers.

   During 2001 and 2000, we had six customers generating $200,000 or more in revenues during the period representing $6.9 million and $8.8 million, respectively, or approximately 93% of the total revenues.

Cost of Revenues

   Total cost of revenues decreased to $3.1 million, or 42% of total revenues, for the year ended December 31, 2001, from $4.9 million, or 52% of total revenues, for the year ended December 31, 2000.

   Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The cost of system revenue decreased to $64,000, or 2% of system revenue for the year ended December 31, 2001 as compared to $624,000, or 16% for the year ended December 31, 2000. The decrease is primarily due to a decrease in hardware and third party software used during system installations for customers. During 2001, in an effort to improve our gross margins on systems sales, we decreased our reliance on third party products as part of our software solutions by replacing these products with our own products that were internally developed and have the same capability and function as the third party products.

   Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $3.1 million, or 65% of service revenue for the year ended December 31, 2001 as compared to $4.3 million, or 76% of service revenue for the year ended December 31, 2000. The decrease in dollars and as a percentage of service revenue is primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in employees performing such services. During the year ended December 31, 2001, the average number of employees performing such services decreased to 23 as compared to 49 in 2000.

Research and Development

   The Company's research and development efforts are focused on developing new products to meet the growing needs of its customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end-users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers.

   Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $2.0 million, or 27% of total revenues, for the year ended December 31, 2001, from $3.8 million, or 40% of total revenues for the year ended December 31, 2000. The decrease is primarily due to a decrease in personnel, an increased use of offshore development resources and a shift in product development project priorities. The average number of research and development employees for the 2001 decreased as compared to 2000 as a result of the reduction in overall operating costs in 2001 resulting primarily in a decrease in research and development personnel costs.

Sales and Marketing

   Sales and marketing expenses primarily consist of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $1.4 million, or 18% of total revenues, for the year ended December 31, 2001, from $2.1 million, or 22% of total revenues, for the year ended December 31, 2000. The decrease is primarily due to a reduction in costs associated with the reduction in overall operating costs in 2001 resulting in a decrease in sales personnel costs, literature and promotional material costs and trade show expenses for 2001.

Loss on Lease Abandonment

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and, during 2001, consolidated its operations to 13,500 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in 2007. As a result, the Company reversed $1.3 million of the lease loss liability at March 31, 2001 in the second quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the year ended December 31, 2001.

Impairment of Goodwill

   Long-lived assets and intangibles, including goodwill, are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cash flows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

   The Company's predecessor, Primal Systems, Inc., merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the $8.3 million in goodwill, which was pushed-down to the Company's balance sheet by the parent, Avery, at the time of the merger, remained on the Company's balance sheet at the time it was spun-off.

   During the quarter ended September 30, 2001, the Company assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general has continued to deteriorate. The Company significantly reduced personnel and expenses during 2001 and the current cash flow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. Also, the Company's market capitalization has declined significantly from the spin-off date. As a result, during the year ended December 31, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable value.

General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel and expenses for legal services, accounting services, facilities and depreciation and amortization. General and administrative expenses decreased in dollars to $3.2 million, or 43% of total revenues for the year ended December 31, 2001, from $3.6 million, or 37% of total revenues for the year ended December 31, 2000, primarily due to a decrease in personnel costs and a one-time professional services consulting charge in the third quarter of 2000 offset by an increase in goodwill amortization associated with the acquisition by Avery. The decrease in personnel costs is primarily due to a reduction in costs associated with the reduction in overall operating costs in 2001.

   The increase in goodwill amortization to $982,000 in 2001 as compared to $897,000 in 2000 is primarily due to additional goodwill recorded in August 2000 related to the settlement of certain provisions related to the acquisition by Avery. The Company recorded $4.7 million in goodwill at the end of 1999 and an additional $3.6 million in goodwill in August 2000 related to the earn-out provisions of the merger with Avery in 1999. As a result, from August 2000 and until the $5.6 million write-down in September 2001, the Company amortized goodwill at a rate of $314,000 per quarter, but after the write-down the rate of goodwill amortization decreased to $40,000 for the quarter ended December 31, 2001. However, as a result of the Company adopting FAS 142 in January 2002, the Company will no longer amortize goodwill.

   Also included in general and administrative expense in 2001 was $111,000 in stock compensation expense for shares of common stock granted to an executive, common stock granted to former and current employees and options to purchase common stock issued to an outside vendor. In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, the Company also paid the estimated related federal and state income taxes triggered by such common stock grant. Also during 2001, the Company granted 76,125 shares of common stock to employees. The estimated fair value of both stock grants and the payment of the related federal and state income taxes totaling approximately $109,000 were recorded as compensation expense during the year ended December 31, 2001. In April 2001, the Company also, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price of $0.03, fair market value at the time of the grant, with the estimated fair market value of $2,305 recorded as stock compensation expense in the year ended December 31, 2001.

Interest and Other Expense, Net

   Other expense increased to $205,000 for the year ended December 31, 2001, from $195,000 for the year ended December 31, 2000. The increase is primarily due to higher interest expense on the Corsair note payable. In May 2001 the interest rate increased to 16% from 10% in accordance with the terms of the amendment in January 2001.

Income Tax Provision (Benefit)

   The income tax provision for the year ended December 31, 2001 consisted of the minimum state taxes due to the operating loss for the period. The income tax benefit for the year ended December 31, 2000 was due to the carryback of the previously recorded income taxes due to the operating loss for the period.

Liquidity and Capital Resources

   Our cash balance decreased to $688,000 at December 31, 2001, from $1.8 million at December 31, 2000, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, decreased to a surplus of $125,000 at December 31, 2001, as compared to a surplus of $649,000 at December 31, 2000. The decrease in working capital was primarily due to a decrease in cash and accounts receivable of $1.6 million, offset by a decrease in capital lease obligations, accounts payable, note payable to officers and deferred revenue of $621,000, and the $426,000 reclassification of the current term portion of the note payable to Corsair Communications, Inc. to long-term liabilities as a result of the December 2001 amendment as discussed below.

   Net cash used in operating activities decreased to $825,000 for the year ended December 31, 2001, as compared to $3.9 million for year ended December 31, 2000 primarily due to a reduction in operating costs in 2001 as compared to 2000 and an increase in net change in accounts receivable balance of $1.2 million to $397,000 as compared to a cash usage of $813,000.

   Net cash provided by investing activities decreased to $11,000 for the year ended December 31, 2001 as compared to $30,000 for the year ended December 31, 2000 due to the decrease in purchases of property and equipment offset by the decrease in collections on the advance to Avery. We purchased $30,000 of property and equipment during the year ended December 31, 2001 as compared to $735,000 for the year ended December 31, 2000. Of the $735,000 in property and equipment acquired in 2000, $438,000 was acquired through capital leases for computer equipment and software and $303,000 was acquired for cash. We expect to purchase approximately $100,000 of property and equipment in 2002.

   Net cash provided by or used in financing activities decreased to net cash used of $343,000 for the year ended December 31, 2001 as compared to net cash provided by financing activities of $4.0 million for the year ended December 31, 2000. The net cash used in financing activities in 2001 of $343,000 was due to payments on notes payable and capital lease obligations. Meanwhile, the net cash provided by financing activities in 2000 of $4.0 million was due to $4.8 million in capital contributions offset by $750,000 in payments on notes payable and capital lease obligations.

   In December 2001, the Company amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. As per the terms of the amendment, the Company paid $125,000 of the accrued interest and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extends the maturity of the note from May 2004 to December 2004, requires no principal payments to be paid in 2002 and adjusted the interest rate of the note to 8%.

   We have a limited operating history as a software company. In prior years, we invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With our recent efforts to reduce operating costs in the first and second quarters of 2001, we have decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs.

   We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months. We may seek to raise additional funds from various sources including a working capital line of credit, bridge and permanent financing and strategic financial partners. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

   The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2001:

                                               Payments Due by Period
                                           ------------------------------
                                                                            2005 &
                                  Total      2002      2003       2004      Beyond
                                ---------- -------- ---------- ---------- ----------
Contractual Obligations
   Long-Term Debt.............. $2,007,401 $137,793 $  934,804 $  934,804 $
   Capital Lease Obligations...     78,604   78,604
   Operating Lease Obligations.  2,329,875  366,400    381,322    396,243  1,185,910
                                ---------- -------- ---------- ---------- ----------
                                $4,415,880 $582,797 $1,316,126 $1,331,047 $1,185,910
                                ========== ======== ========== ========== ==========

   There were no commercial commitments outstanding as of December 31, 2001.

Recent Accounting Pronouncements

   In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, which has the same title, revises the accounting and reporting standards for securitizations and other transfers of assets, and expands the disclosure requirements for such transactions. Under SFAS No. 140, consistent standards are provided for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and must be applied prospectively. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill of $40,000 per quarter on January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied in fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

Item 7.  Financial Statements

   Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

   The following table sets forth certain information regarding the executive officers and directors of Primal as of March 21, 2002:

            Name              Age                           Position
            ----              ---                           --------
William Salway............... 62  Chief Executive Officer, President, Chief Operating Officer,
                                    and Director
Joseph R. Simrell............ 44  Chief Financial Officer, Vice President Finance and
                                    Administration, and Secretary
David Haynes................. 37  Vice President of Sales and Marketing, and Director
John Faltys.................. 38  Director
Louis A. Delmonico........... 61  Director

   William L. Salway. Mr. Salway joined Primal in February 1999 as Vice President and General Manager, and became President and Chief Operating Officer in January 2000. Mr. Salway has served as Chief Executive Officer since August 2000 and has served as a Director since July 2000. From 1997 to January 1999, Mr. Salway served as President and Chief Operating Officer of GDI, Inc., an information technology company. From 1989 to 1997, Mr. Salway served as President of Cair Systems, a software products company focused on the insurance industry. From 1986 to 1989, Mr. Salway served as President of DP Communications Corp., a telecommunications consulting company. Prior to 1986, Mr. Salway held various management positions at CTEL, Inc., United Technologies Corp., Lexar Corp., Citibank, and RCA Corp.

   Joseph R. Simrell. Mr. Simrell joined Primal in January 1999 as Chief Financial Officer and Vice President of Finance and Administration. Mr. Simrell has served as Secretary since August 2000. From August 1997 to December 1998, Mr. Simrell served as an outside consultant to Primal. From November 1991 to July 1997, Mr. Simrell served as Executive Vice President and Chief Financial Officer of GDI, Inc. Prior to 1991, Mr. Simrell held various management positions at BellSouth, InteGroup, and SCI.

   David Haynes. Mr. Haynes joined Primal in August 1997 as Vice President of Sales and has served as Vice President of Sales and Marketing since May 2000. Mr. Haynes has served as a Director since August 2000. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager, at Deloitte & Touche Consulting Group/DRT Systems, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company.

   John Faltys. Mr. Faltys has served as a Director of Primal since April 2001 when he resigned as the Chief Technology Officer. Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer and a Director since its inception until April 2001. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI, Inc., an information technology company, from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, an online game service provider.

   Louis A. Delmonico, Ph.D. Dr. Delmonico has served as a Director of Primal since April 2001. Since September 1994, he has served as the President and Director of L.A.Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, an engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of PDA Engineering Inc., an engineering software and services company. In addition, he is currently an advisor to and a director of SourcingLink, a NASDAQ listed public company and several other private companies. Dr. Delmonico earned his bachelor's degree in economics from St. John's University in New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

Item 10.  Executive Compensation

   The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended December 31, 2001 and 2000.

                     Summary Executive Compensation Table

                                                                Long Term
                                       Annual Compensation Compensation Awards
                                       ------------------- -------------------    All Other
  Name and Principal Position     Year  Salary     Bonus   Stock(1) Options(#) Compensation(2)
  ---------------------------     ---- --------  --------  -------- ---------- ---------------
William Salway................... 2001 $200,000  $113,400  $106,000  809,312       $2,125
 Chief Executive Officer......... 2000  183,300    87,500        --       --        4,173
 and President................... 1999  135,000    72,250        --       --           --

David Haynes..................... 2001  129,867    70,762        --       --          913
  Vice President Marketing and    2000  124,800    62,400        --       --        2,211
  Business Development            1999  124,800    76,882        --       --           --

Joseph R. Simrell................ 2001  133,200    70,762        --  100,000          922
  Chief Financial Officer and     2000  124,800    62,400        --       --        2,630
  Vice President of Finance and   1999  124,800    76,882        --       --           --
  Administration

--------
(1) Pursuant to the Company's compensation agreement with Mr. Salway, the Company granted Mr. Salway 409,312 shares of common stock on February 9, 2001. The Company also paid the related federal and state income taxes triggered by the stock grant. The fair value of the shares and payment of related taxes totaled $106,000.
(2) Consists of premiums paid by the Company on certain term-life insurance policies and a contribution by the Company on behalf of the individual to the Company's Section 401(k) Plan which matches a portion of each such individual's contributions to the same plan.

                  Option / SAR Grants in the Last Fiscal Year

                               Individual Grants
                  -------------------------------------------    Number
                               % of Total                     of Securities  Value of
                                Options/                       Underlying   Unexercised
                   Number of      SARs                         Unexercised    In-The-
                   Securities  Granted to                      Options at      Money
                   Underlying  Employees  Exercise             FY-end (#)   Exercisable
                  Options/SARs in Fiscal   Price   Expiration Exercisable / Options at
      Name         Granted(#)     Year     ($/Sh)     Date    Unexercisable FY-end ($)
      ----        ------------ ---------- -------- ---------- ------------- -----------
William Salway...   409,312        14%     $0.03     4/11/11   409,312/ --    $8,186
                    400,000        14%     $0.07    11/09/11   -- /400,000        --
David Haynes.....        --        --         --                        --
Joseph R. Simrell   100,000         4%     $0.07    12/05/11   -- /100,000        --

Employment Agreements

   Effective December 5, 2001, Mr. Salway entered into an employment agreement with Primal. Under his employment agreement, Mr. Salway serves as our President and Chief Operating Officer, subject to the power of the Board of Directors to elect and remove officers of Primal. The employment agreement expires December 31, 2002. Mr. Salway also serves as our Chief Executive Officer. Mr. Salway's initial base salary under the renewed agreement is $200,000 annually. In addition, Mr. Salway is entitled to receive bonuses based on performance goals established by the Board, to receive stock options, to participate in applicable incentive plans established by Primal, participate in Primal's hospitalization and major medical plans, or, at his option, be reimbursed for amounts paid by Mr. Salway for comparable coverage, rental of living accommodations in the Irvine, California area, monthly auto allowance, and such other bonuses as the Board may determine in its sole discretion.

   Effective December 5, 2001, Mr. Simrell entered into an employment agreement with Primal. Under his employment agreement, Mr. Simrell serves as Vice President of Finance and Administration and Chief Financial Officer and Secretary of Primal, subject to the power of the Board of Directors to elect and remove officers of Primal. The employment agreement expires December 31, 2002. Mr. Simrell's base salary is $150,000 annually. In addition, Mr. Simrell is entitled to receive bonuses based on performance goals established by the Board, to receive stock options, to participate in applicable incentive plans established by Primal, participate in Primal's hospitalization and major medical plans, or, at his option, be reimbursed for amounts paid by Mr. Simrell for comparable coverage, and such other bonuses as the Board may determine in its sole discretion.

   Effective December 31, 2001, Mr. Haynes entered into an employment agreement with Primal. Under his employment agreement, Mr. Haynes serves as Vice President of Sales and Marketing of Primal, subject to the power of the Board of Directors to elect and remove officers of Primal. The employment agreement expires December 31, 2002. Mr. Haynes' base salary is $140,000 annually. In addition, Mr. Haynes is entitled to receive bonuses based on performance goals established by the Board, to receive stock options, to participate in applicable incentive plans established by Primal, participate in Primal's hospitalization and major medical plans, or, at his option, be reimbursed for amounts paid by Mr. Haynes for comparable coverage, and such other bonuses as the Board may determine in its sole discretion.

   The employment agreements with Messrs. Salway, Simrell and Haynes contain certain covenants by such employees not to compete with the business of Primal. A state court may determine not to enforce, or only partially enforce, these covenants.

   Primal is also a party to a Change of Control Agreement with each of Messrs. Salway, Simrell, and Haynes (the "Change Agreements"). Each of the Change Agreements provides that Primal will tender certain "severance payments" to each individual if, within 12 months of a "change of control transaction," (i) Primal terminates the employment of such individual (except upon his death or disability, his reaching Primal's mandatory retirement age, if any, or his providing Primal with other "cause to terminate" his employment) or (ii) such individual voluntarily terminates his employment for "good reason." Further, Primal is obligated to tender such payments if, not more than three months prior to the closing of a change in control transaction, (i) Primal terminates such individual's employment, and such termination arose in connection with or in anticipation of the change in control transaction or (ii) such individual voluntarily terminated his employment for good reason. Lastly, in anticipation of a change of control transaction, Primal's directors could adopt a resolution deeming that a change in control transaction has closed for purposes of activating the Change Agreement obligations.

   Under the Change Agreements, a "change of control transaction" will have occurred if

  . an otherwise unaffiliated person acquires the beneficial ownership of 35% or more of the combined voting power of Primal's then outstanding voting securities. The acquisition of the shares can be in one transaction or in a series of related transactions and the person's ownership can be direct or indirect.

  . an otherwise unaffiliated person acquires the beneficial ownership of 50% or more of the combined voting power of any of Primal's material subsidiaries. The acquisition of the shares can be in one transaction or in a series of related transactions and the person's ownership can be direct or indirect. A material subsidiary means a subsidiary that represents at least 50% of Primal's combined revenue or assets.

  . a change of a majority of the members of Primal's board of directors during any 12 consecutive months. If, by a two-thirds majority, Primal's board of directors elected a new member or nominated a new member for election by Primal's stockholders, such new member will be considered to have been an original member of Primal's board of directors.

  . Primal's stockholders have approved a complete liquidation or dissolution of Primal or a disposition of all or substantially all of Primal's assets.

  . Primal, in single transaction or series of transactions, engages in a business combination transaction that results in Primal's pre-transaction stockholders owning less than 50% of the combined voting power of the outstanding voting securities of the resulting entity.

  . any other event occurs that would require disclosure of "Changes in Control of Registrant" through Primal's filing of a Current Report on Form 8-K.

   Primal's "cause to terminate" the individual means his material, uncured breach of his employment agreement, his gross negligence or willful misconduct in the performance of his duties and responsibilities, his appropriation (or attempted appropriation) of a material business opportunity of Primal or of its funds or properties; or his conviction of, or entry of a guilty plea or plea of no contest, with respect to a felony.

   The individual's "Good Reason" to resign means a material breach by Primal of its obligations under any employment-related agreement with the individual or Primal's unilateral, material reduction in the individual's title, status, overall position, responsibilities or duties, reporting relationship, and general working environment.

   The term of each Change Agreement is co-terminus with the individual's employment by Primal. The "severance payment," to be paid within 10 days of such individual's termination of employment or execution of a relevant release with Primal, will consist of a single cash payment that the sum of:

  . all accrued and unpaid portion of such individual's salary and vacation through the date of termination;

  . all accrued and unpaid portion of such individual's incentive compensation and other bonuses from Primal's prior fiscal year;

  . all incentive and other bonus compensation that would otherwise have been payable to such individual (pro-rated from the beginning of Primal's current fiscal year to the date of termination and calculated on the assumption that 100% of the targets under such bonus plans are achieved); and

  . an amount equivalent to 150% (Mr. Salway), 100% (Mr. Simrell), or 50% (Mr. Haynes) of such individual's then-current annual salary; and

  . an amount equivalent to 150% (Mr. Salway), 100% (Mr. Simrell), or 50% (Mr. Haynes) of all incentive and other bonus compensation that would otherwise have been payable to such individual as if such individual remained employed by Primal (calculated on the assumption that 100% of the targets under such bonus plans are achieved).

   Primal will gross-up the severance payment to each individual so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, Primal will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to such individual.

   Further, during the 18 months that commence on the date that such individual's employment terminates, Primal will continue to provide such individual with uninterrupted medical, dental, life, and disability coverage and provide equivalent coverage for his spouse and dependent children, if such coverage was provided immediately prior to the date of termination of his employment. Primal may terminate such insurance coverage prior to the expiration of the 12-month period if the individual obtains any such benefits pursuant to a subsequent employer's benefit plans.

   Lastly, upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to the individual shall accelerate and vest.

Compensation of Directors

   Each non-employee member of our board receives a one-time warrant to purchase 50,000 shares of common stock at an exercise price determined by our board at the time of issuance. The non-employee directors of Primal will also receive an annual stipend of $10,000, and $1,000 for each meeting attended, plus reimbursement of travel expenses.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The table following sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

   As of March 21, 2002, the Company had 20,131,212 shares of common stock outstanding.

   For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 21, 2001 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

                Name of Beneficial Owner / Management                 Number of Shares Percent of Class
                -------------------------------------                 ---------------- ----------------
Mark J. Nielsen(1)...................................................    3,044,232           15.1%
Arun Anand(2)........................................................    1,958,384            9.7%
Murari Cholappadi(3).................................................    1,958,384            9.7%
Sanjay Gupta(4)......................................................    1,995,868            9.9%
Patrick J. Haynes, III(5)............................................    1,755,265            8.7%
William Salway(6)....................................................      985,288            4.8%
John Faltys(7).......................................................    3,657,545           18.2%
Joseph R. Simrell(8).................................................    3,147,642           15.6%
David Haynes(9)......................................................    3,105,976           15.4%
Louis A. Delmonico(10)...............................................       75,000              *
All executive officers and directors as a group (5 persons)(11)......    7,460,921           35.8%

--------
 *    Constitutes less than 1%
(1) Includes 1,288,967 shares of common stock beneficially owned by Mr. Nielsen and 1,755,265 shares in respect of which the Old Primal Stockholders have been granted an irrevocable proxy to vote such shares (the "proxy shares"). Mr. Nielsen disclaims beneficial ownership of the "proxy shares." See Note
    5. The business address for this person is 27126-B Paseo Espada, Suite 725, San Juan Capistrano, California 92675.
(2) Includes 203,119 shares of common stock owned by Mr. Anand and 1,755,265 "proxy shares." Mr. Anand disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 13403 Venice Villa Lane, Sugar Land, Texas 77478.
(3) Includes 203,119 shares of common stock beneficially owned by Mr.
    Cholappadi and 1,755,265 "proxy shares." Mr. Cholappadi disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 2434 Crossing Way, Wayne, New Jersey 07470.
(4) Includes 240,683 shares of common stock beneficially owned by Mr. Gupta and 1,755,265 "proxy shares." Mr. Gupta disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 90 N. Michigan Avenue, #205, Pasadena, California 91106.
(5) Includes the 1,755,265 proxy shares in respect of which Mr. P. Haynes (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to the Old Primal Stockholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter. The proxy granted to the Old Primal Stockholders initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal's common stock outstanding. The business address for this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603.
(6) Includes 409,312 shares of common stock beneficially owned by Mr. Salway and 575,976 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.
(7) The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612. Includes 1,902,280 shares of common stock beneficially owned by Mr. Faltys and 1,775,265 "proxy shares." Mr. Faltys disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.
(8) Includes 1,350,711 shares of common stock beneficially owned by Mr.
    Simrell, 41,666 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter and 1,755,265 "proxy shares." Mr. Simrell disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman
    Avenue, Suite 500, Irvine, California 92612.
(9) Includes 1,350,711 shares of common stock beneficially owned by Mr. D. Haynes and 1,755,265 "proxy shares." Mr. D. Haynes disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.
(10) Includes 75,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.
(11) Includes all shares and options described in Notes 5 through 10, above.

Voting Control

   As discussed elsewhere in this filing, the Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery's security holders. As part of the Distribution:

  . Each common shareholder of Avery on February 12, 2001 received one share of the Company's common stock for each share of Avery's common stock held on that date.

  . Owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

  . Avery redeemed 7,126,894 shares of its Series G preferred stock from the Old Primal Stockholders in consideration of 6,207,026 shares of the Company's common stock, each dated February 9, 2001.

  . The Company issued 250,000 shares of common stock to a former executive officer of Avery.

   As part of the terms and conditions of the Distribution Agreement, Avery made certain non-recourse loans to each of the Old Primal Stockholders, the repayment of which was secured by a pledge to Avery and a grant to Avery of a first priority security interest in all shares of Avery's Series G Preferred Stock beneficially owned by such Old Primal Stockholder. Also as part of the Distribution Agreement, the Old Primal Stockholders granted proxies to Thurston Group, Inc. to vote 7,126,894 shares of Avery's series G voting preferred stock. In March 2002, five members of the Old Primal Stockholders (Messrs. Anand, Cholappadi, Gupta, Haynes, and Simrell) each individually sold his shares of Avery's Series G Preferred Stock to a third-party, which sale was consented to by Avery and Thurston Group Inc. The third-party acquired such shares subject to, and assumed the obligations of, the applicable non-recourse loans, pledges, and first priority security interest made in favor of Avery, and the relevant proxies granted to Thurston Group Inc.

   In consideration for the grant of a proxy to vote the 7,126,894 shares of Avery's Series G Preferred Stock, Patrick J. Haynes III (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to the Old Primal Stockholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter. The proxy granted to the Old Primal Stockholders initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal's common stock outstanding. As of March 21, 2002, the proxy granted covered an aggregate of 1,755,265 shares, or approximately 8.7%, of Primal's common stock outstanding. The Old Primal Stockholders have the right to vote or to direct the voting of an aggregate of 8,336,441 shares, or approximately 41.3%, of Primal's common stock outstanding.

   Each of the above-stated proxies covering shares of Primal common stock provides that any action required or permitted to be taken pursuant to the proxy by Messrs. Faltys, Simrell, D. Haynes, Nielsen, Anand, Cholappadi and Gupta, including any voting of the shares covered thereby, may be so taken if the former holders of at least 66% of the issued and outstanding shares of Primal immediately prior to its acquisition by Avery approve the taking of any such action. These percentages were as follows:

  .   John Faltys--30.49%

  .   Joseph R. Simrell and David Haynes--21.60% each

  .   Mark J. Nielsen--16.50%

  .   Arun Anand, Murari Cholappadi and Sanjay Gupta--3.27% each

   Except as set forth in the proxies, the Company knows of no other voting arrangement among the Old Primal Stockholders, so that each of the Old Primal Stockholders may vote his shares of Primal common stock in such manner as each determines.

Item 12.  Certain Relationships And Related Transactions

Notes Payable to Officers

   From January 1998 through December 1999, Faltys, Simrell, and D. Haynes advanced funds to the Company to provide working capital as needed. The notes payable aggregated to $86,433, $170,575 and $165,146 at December 31, 2000, 1999
and 1998, respectively. The initial interest rates of notes were 6% (effective rate at 10%), but were modified to an interest rate of 10% on June 30, 2001. Such notes were repaid in October 2001.

Income Tax Agreement with Officer

   In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, William Salway and the Company entered an agreement whereby the Company would pay the estimated related federal and state income taxes of approximately $41,000 triggered by such common stock grant. The estimated fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $106,000 were recorded as stock compensation expense during the year ended December 31, 2001, and as of December 31, 2001, the Company had paid the estimated related income taxes for Mr. Salway.

Item 13.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

   (b) Reports on Form 8-K

   None.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRIMAL SOLUTIONS, INC.

                                               By: /s/  JOSEPH R. SIMRELL
                                                   -----------------------------
                                                   Joseph R. Simrell
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   Secretary

Date: March 27, 2002

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

     /s/  WILLIAM SALWAY      Chief Executive Officer,      March 27, 2002
-----------------------------   President, Chief Operating
       William Salway           Officer, and Director
                                (Principal Executive
                                Officer)

   /s/  JOSEPH R. SIMRELL     Chief Financial Officer, Vice March 27, 2002
-----------------------------   President of Finance and
      Joseph R. Simrell         Administration, and
                                Secretary (Principal
                                Financial and Accounting
                                Officer)

      /s/  DAVID HAYNES       Vice President of Sales and   March 27, 2002
-----------------------------   Marketing and Director
        David Haynes

      /s/  JOHN FALTYS        Director                      March 27, 2002
-----------------------------
         John Faltys

   /s/  LOUIS A. DELMONICO    Director                      March 27, 2002
-----------------------------
     Louis A. Delmonico

                               INDEX TO EXHIBITS

Exhibit
Number                                        Description of Document
------                                        -----------------------

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

   3.1  Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's
          Registration Statement on Form SB-2 (Registration No. 333-46494) ("Primal Form SB-2") and
          incorporated by reference herein)

   3.2  Amended and Restated Bylaws (filed as Exhibit 3.2 to Primal Form SB-2 and incorporated by reference herein)

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

  10.2  Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to Primal Form
          SB-2 and incorporated by reference herein)

10.2a*  Amended and Restated Indemnification Agreement

 10.3*  Employment Agreement for William Salway dated December 5, 2001

  10.4  Reserved

 10.5*  Employment Agreement for Joseph R. Simrell dated December 5, 2001

 10.6*  Employment Agreement for David Haynes dated December 31, 2001

  10.7  Form of Master Software License Agreement (filed as Exhibit 10.7 to Primal Form SB-2 and incorporated by reference herein)

 10.8*  Form of Change of Control Agreement

 10.9*  Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000

10.9a*  First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated
          June 13, 2001

Exhibit
Number                                        Description of Document
------                                        -----------------------

 10.10* Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001

 10.11* Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated
          January 1, 2001

10.11a* Letter agreement, dated December 20, 2001, amending the Amended Note Payable of Primal
          Solutions, Inc. in favor of Corsair Communications, Inc.

 10.12* Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25,
          2001

  23.1* Consent of Deloitte & Touche LLP

   99.1 Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the
          Company's Registration Statement on Form S-8 (Registration No. 333-60298) ("Primal
          Form S-8") and incorporated by reference herein)

   99.2 Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

--------
*  Filed herewith.

                            PRIMAL SOLUTIONS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Independent Auditors' Report............................................................. F-2

Financial Statements:
   Consolidated Balance Sheets at December 31, 2001 and December 31, 2000................ F-3
   Consolidated Statements of Operations for the years ended December 31, 2001 and 2000.. F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000............................................................................ F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.. F-6
   Notes to Consolidated Financial Statements............................................ F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Primal Solutions, Inc.

   We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. and subsidiary (formerly a wholly owned subsidiary of Avery Communications, Inc.) (Primal or the Company) as of December 31, 2001 and 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primal Solutions, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 22, 2002

                            PRIMAL SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 30,  December 31,
                                                                                 2001          2000
                                                                             ------------  ------------
                                  ASSETS
                                  ------
CURRENT ASSETS:
   Cash and cash equivalents................................................ $    687,645  $ 1,844,767
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $205,503 (2001) and $138,882 (2000)........................    1,298,712    1,770,317
   Prepaid expenses and other current assets................................      168,499      291,761
                                                                             ------------  -----------
       Total current assets.................................................    2,154,856    3,906,845
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,194,057
  (2001) and $571,665 (2000)................................................    1,203,692    1,801,420
RECEIVABLE FROM AVERY COMMUNICATIONS, INC...................................           --       36,528
GOODWILL, net...............................................................      592,540    7,219,072
OTHER ASSETS................................................................       79,633       21,627
                                                                             ------------  -----------
                                                                             $  4,030,721  $12,985,492
                                                                             ============  ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
   Accounts payable.........................................................      273,773      403,873
   Accrued liabilities......................................................      344,162      436,178
   Accrued salaries and benefits............................................      505,342      594,178
   Deferred revenue.........................................................      837,892    1,074,008
   Current portion of note payable to Corsair...............................           --      426,138
   Current portion of capital lease obligations.............................       69,158      237,204
   Current portion of notes payable to officers, net of discount............           --       86,433
                                                                             ------------  -----------
       Total current liabilities............................................    2,030,327    3,258,012
CAPITAL LEASE OBLIGATIONS, less current portion.............................           --       75,555
NOTE PAYABLE TO CORSAIR, less current portion...............................    1,722,418    1,219,728
NOTE PAYABLE................................................................      200,000           --
                                                                             ------------  -----------
       Total liabilities....................................................    3,952,745    4,553,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and
     outstanding............................................................           --           --
   Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212
     and 19,395,775 issued and outstanding as of December 31, 2001 and 2000.      201,312      193,958
   Additional paid-in capital...............................................   11,805,614   11,742,128
   Accumulated deficit......................................................  (11,928,950)  (3,503,889)
                                                                             ------------  -----------
       Net stockholders' equity.............................................       77,976    8,432,197
                                                                             ------------  -----------
                                                                             $  4,030,721  $12,985,492
                                                                             ============  ===========

          See accompanying notes to consolidated financial statements

                            PRIMAL SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For The Year Ended
                                                                   December 31,
                                                             ------------------------
                                                                2001         2000
                                                             -----------  -----------
REVENUES:
   System revenue........................................... $ 2,662,918  $ 3,856,592
   Service revenue..........................................   4,741,821    5,659,213
                                                             -----------  -----------
       Total revenues.......................................   7,404,739    9,515,805
   Cost of systems..........................................      64,567      624,225
   Cost of services.........................................   3,070,873    4,317,342
                                                             -----------  -----------
COST OF REVENUES............................................   3,135,440    4,941,567
                                                             -----------  -----------
GROSS MARGIN................................................   4,269,299    4,574,238
OPERATING EXPENSES:
   Research and development.................................   2,006,626    3,836,833
   Sales and marketing......................................   1,366,863    2,120,490
   Loss on lease abandonment................................     286,013           --
   Impairment of goodwill...................................   5,644,620           --
   General and administrative...............................   3,182,850    3,552,503
                                                             -----------  -----------
       Total operating expenses.............................  12,486,972    9,509,826
                                                             -----------  -----------
LOSS FROM OPERATIONS........................................  (8,217,673)  (4,935,588)
INTEREST AND OTHER EXPENSE, net.............................    (204,937)    (194,869)
                                                             -----------  -----------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)..................  (8,422,610)  (5,130,457)
INCOME TAX PROVISION (BENEFIT)..............................       2,451     (667,809)
                                                             -----------  -----------
NET LOSS.................................................... $(8,425,061) $(4,462,648)
                                                             ===========  ===========
Basic and diluted net loss per share........................ $     (0.42) $     (0.23)
Weighted-average basic and diluted common shares outstanding  20,021,835   19,395,775


          See accompanying notes to consolidated financial statements

                            PRIMAL SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Retained
                                                                            earnings         Net
                                        Common              Additional    (accumulated  stockholders'
                                        shares    Amount  paid-in capital   deficit)       equity
                                      ---------- -------- --------------- ------------  -------------
BALANCE,
   January 1, 2000................... 19,395,775 $193,958   $ 3,415,979   $    958,759   $ 4,568,696
   Additional goodwill related to
     original purchase of Primal by
     Avery...........................                         3,575,000                    3,575,000
   Capital contribution..............                         4,751,149                    4,751,149
   Net loss..........................                                       (4,462,648)   (4,462,648)
                                      ---------- --------   -----------   ------------   -----------
BALANCE,
   December 31, 2000................. 19,395,775  193,958    11,742,128     (3,503,889)    8,432,197
   Issuance of common stock..........    735,437    7,354        61,181                       68,535
   Non-cash stock based compensation.                             2,305                        2,305
   Net loss..........................                                       (8,425,061)   (8,425,061)
                                      ---------- --------   -----------   ------------   -----------
BALANCE,
   December 31, 2001................. 20,131,212 $201,312   $11,805,614   $(11,928,950)  $    77,976
                                      ========== ========   ===========   ============   ===========



          See accompanying notes to consolidated financial statements

                            PRIMAL SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For The Year Ended
                                                                                   December 31,
                                                                             ------------------------
                                                                                2001         2000
                                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................... $(8,425,061) $(4,462,648)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................................   1,605,738    1,468,292
   Impairment of goodwill...................................................   5,644,620           --
   Non-cash loss on lease abandonment.......................................     200,000           --
   Non-cash stock based compensation........................................      70,840           --
   Provision for doubtful accounts..........................................      74,431       36,302
   Reclass of accrued interest expense to note payable to Corsair...........      87,810           --
   Amortization of loan payable discount....................................       1,900        4,192
Changes in operating assets and liabilities:
   Accounts and notes receivable............................................     397,174     (813,213)
   Prepaid expenses and other current assets................................     123,262       74,327
   Other assets.............................................................     (58,212)      40,189
   Accounts payable, accrued liabilities, and accrued salaries and benefits.    (310,952)    (294,955)
   Deferred revenue.........................................................    (236,116)      50,403
                                                                             -----------  -----------
       Net cash used in operating activities................................    (824,566)  (3,897,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment......................................     (29,930)    (303,732)
   Proceeds from sales of property and equipment............................       4,038           --
   Repayment from Avery Communications, Inc.................................      36,528      333,472
                                                                             -----------  -----------
       Net cash provided by investing activities............................      10,636       29,740
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable to Corsair......................................     (34,879)    (384,919)
   Payments on capital lease obligations....................................    (219,980)    (276,754)
   Payments on officer notes payables to officers...........................     (88,333)     (88,334)
   Capital contributions....................................................          --    4,751,149
                                                                             -----------  -----------
       Net cash (used in) provided by financing activities..................    (343,192)   4,001,142
                                                                             -----------  -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................ $(1,157,122) $   133,771
CASH AND CASH EQUIVALENTS, beginning of the year............................   1,844,767    1,710,996
                                                                             -----------  -----------
CASH AND CASH EQUIVALENTS, end of the year.................................. $   687,645  $ 1,844,767
                                                                             -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION...........................
Cash paid during the year for:
   Interest................................................................. $   169,811  $   256,220
                                                                             -----------  -----------
   Income Taxes............................................................. $     2,451           --
                                                                             -----------  -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Reclass of capital lease obligation to note payable to Corsair........... $    23,621
                                                                             ===========
   Acquisition of property through capital lease............................              $   437,890
                                                                                          ===========
   Goodwill related to original purchase of Primal by Avery.................              $ 3,575,000
                                                                                          ===========

          See accompanying notes to consolidated financial statements

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Organization and Nature of Operations

   Organization and Nature of Operations--Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly owned subsidiary Wireless Billing Systems which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. Primal Solutions, Inc., and its subsidiary Wireless Billing Systems (the "Company"), develop, market and support convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

   The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery's securityholders (the "Distribution"). As part of the
Distribution:

  . Each common shareholder of Avery on February 12, 2001, received one share of the Company's common stock for each share of Avery's common stock held on that date.

  . Owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

  . Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively the "Old Primal Stockholders") in consideration of 6,207,026 shares of the Company's common stock, each dated February 9, 2001.

  . The Company issued 250,000 shares of common stock to a former executive officer of Avery.

   The financial statements for the year ended December 31, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through December 31,2001. The financial statements for the year ended December 31, 2000 reflect the operations of the Company as a wholly-owned subsidiary of Avery.

   Basis of Presentation--The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.

   Cash Equivalents--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held at one bank at December 31, 2001.

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

       Computer and office equipment 2-5 years
       Furniture and fixtures        7 years
       Leasehold improvements        Shorter of the estimated useful life
                                     or life of the lease

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   Long-Lived Assets--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company's policy is to review such assets when there are events or circumstances that may indicate that carrying values may not be recoverable, and at least review such assets annually for any impairment. During 2001, the Company recorded impairment of goodwill of $5.6 million (Note 11). There was no impairment of the value of such assets at December 31, 2000.

   Goodwill--During 2001, goodwill (net of accumulated amortization of $39,502 at December 31, 2001 and $1,088,718 at December 31, 2000) (Note 11), was amortized on a straight-line basis over seven years. During 2001, the Company wrote-down the goodwill to its recoverable amount which resulted in a decrease in amortization to $40,000 in the quarter ended December 31, 2001, as compared to $314,000 in first three quarters of the year.

   Software Licenses, Services, and Post-Contract Customer Support--Revenues from sales of software licenses (systems revenue), which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of Statement of Position (SOP) No. 97-2, as amended, are met. If the requirements of SOP No. 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment and passage of title, revenue recognition is deferred until such items are known or resolved. Revenue from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

   Software Programming and Customization Services--Revenues are recognized as services are performed under the agreements and are included in system revenue in the accompanying financial statements.

   Software Development Costs--Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2001 and 2000.

   Advertising Costs--Advertising costs are expensed as incurred. The Company did not incur any significant advertising costs for any periods presented.

   Income Taxes--From October 1, 1999, effective date of the merger with and into Avery, to February 9, 2001, date of spin-off from Avery, the Company was included in the consolidated tax returns of Avery and, under the terms of a tax sharing arrangement, recorded any income taxes as if it were a separate company. Subsequent to the spin-off on February 9, 2001 and for the period from February 10, 2001 through December 31, 2001, the Company was taxed as a separate entity. Income taxes are accounted for in accordance with SFAS
No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2001 and 2000 as a result of the significant net operating losses in 2001 and 2000.

   Accounting for Stock-Based Compensation--SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25. See Note 7 to the accompanying consolidated financial statements for the pro forma effect of using the fair value method of accounting for stock options.

   Stock Split--In February 2001, the Company amended its articles of incorporation whereby, among other things, the authorized capital was increased to 100,000,000 shares, comprising 95,000,000 shares of common stock and 5,000,000 shares of preferred stock and also effected a 19,396-for-1 stock split. The consolidated financial statements for all periods presented have been restated to reflect the effect of such stock split.

   Concentration of Credit Risk--The Company sells its products to large communications companies as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2001 and 2000 are primarily due from the major customers indicated below.

   In the year ended December 31, 2001, the Company had two customers that accounted for greater than 10% of the company's total revenues in the amount of $4.5 million and $957,000, respectively. In the year ended December 31, 2000, the Company had two customers that accounted for greater than 10% of the company's total revenues in the amount of $5.7 million and $1.1 million, respectively.

   Fair Value of Financial Instruments--The recorded amounts of financial assets and liabilities at December 31, 2001 and 2000, approximate fair value, based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Comprehensive Loss--There was no difference between net loss and comprehensive loss for any period presented.

   Segment Information--The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 9 the required information about the Company's operating segments and geographic areas.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   Recent Accounting Pronouncements--In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, which has the same title, revises the accounting and reporting standards for securitizations and other transfers of assets, and expands the disclosure requirements for such transactions. Under SFAS No. 140, consistent standards are provided for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and must be applied prospectively. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill of $40,000 per quarter on January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied in fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

   Net Loss Per Share--The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

   The following table represents the computation of basic and diluted loss per common share for the periods presented:

                                                                 Year Ended
                                                          ------------------------
                                                           12/31/01     12/31/00
                                                          -----------  -----------
Numerator:
   Numerator for basic loss per share
   Net loss available to stockholders.................... $(8,425,061) $(4,462,648)
                                                          -----------  -----------
Denominator:
   Denominator for basic and diluted loss per share
   Weighted average shares outstanding during the period.  20,021,835   19,395,775
                                                          -----------  -----------
Net loss per share:
   Basic and Diluted..................................... $     (0.42) $     (0.23)

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   Not included in the above table are the dilutive effect of options to purchase 224,328 shares of common stock for the year ended December 30, 2001, and none for year ended December 31, 2000, because their effects were antidilutive.

   Reclassification--Certain prior year amounts were reclassified to conform with the current year presentation.

2.  Property and Equipment

   Property and equipment consist of the following at December 31:

                                                      2001         2000
                                                   -----------  ----------
    Computer and office equipment................. $ 2,272,749  $2,257,142
    Furniture and fixtures........................      91,383      90,966
    Leasehold improvements........................      33,617      24,977
                                                   -----------  ----------
                                                     2,397,749   2,373,085
    Less accumulated depreciation and amortization  (1,194,057)   (571,665)
                                                   -----------  ----------
    Property and equipment, net................... $ 1,203,692  $1,801,420
                                                   ===========  ==========

   Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. Included in property and equipment is equipment under capital leases of $647,672 at December 31, 2001 and 2000. Accumulated depreciation related to equipment under capital leases amounted to $464,522 and $206,324 at December 31, 2001 and 2000, respectively.

3.  Commitments and Contingencies

   The Company leases office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under operating and capital leases as of December 31, 2001 are as follows:

                                                   Operating  Capital
                                                    Leases    Leases
                                                   ---------- -------
          Year ending December 31:
             2002................................. $  366,400 $78,604
             2003.................................    381,322
             2004.................................    396,243
             2005.................................    412,269
             2006.................................    428,849
             Thereafter...........................    344,792
                                                   ---------- -------
                 Total minimum lease payments..... $2,329,875  78,604
                                                   ==========
          Less amount representing interest.......             (9,446)
                                                              -------
          Present value of minimum lease payments.            $69,158
                                                              =======

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   Rent expense under such operating leases was $498,805 and $475,147 for the years ended December 31, 2001 and 2000, respectively.

   The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

4.  Employee Benefits

   The Company has a qualified 401(k) retirement plan (the Plan) for its full-time employees and makes contributions at the discretion of the Board of Directors. Total contributions to the Plan were $30,077 and $92,600 for the years ended December 31, 2001 and 2000.

5.  Notes Payable to Officers

   Certain officers of the Company have advanced funds to the Company to provide working capital as needed. During 2001, the notes were repaid, but had aggregate balances of $86,433 at December 31, 2000, net of discount of $1,900. The interest rates of the notes were 6% per annum (effective rate at 10%).

6.  Income Taxes

   For the year ended December 31, 2000, the benefit for income taxes was $667,809. The benefit for income taxes for the year ended December 1, 2000 reflects the carryback of the net operating loss generated in that year to recover the current provision of $667,809 for the three-month period ended December 31, 1999. For the year ended December 31, 2001, the expense for income taxes was $2,451. The expense for income taxes for the year ended December 31, 2001 reflects the minimum tax due in California.

   A reconciliation of the provision (benefit) for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 35% to income before provision for income taxes is as follows:

                                                                                   2001         2000
                                                                                -----------  -----------
Benefit at statutory rate...................................................... $(2,947,107) $(1,795,660)
State taxes, net of federal benefit............................................    (102,880)    (125,001)
Goodwill.......................................................................   2,253,021      305,077
Elimination of federal net operating loss carryforwards resulting from spin-off     675,000           --
Change in valuation allowance..................................................     (33,064)     570,669
Nondeductible expenses and other...............................................     157,481      377,106
                                                                                -----------  -----------
                                                                                $     2,451  $  (667,809)
                                                                                ===========  ===========

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   The tax effects of temporary differences used in determining the Company's deferred tax assets and liabilities are presented below at December 31:

                                                    2001         2000
                                                 -----------  -----------
      Deferred tax assets:
         Net operating loss carryforwards....... $   714,304  $ 1,116,727
         Bad debt allowances....................      88,037       59,497
         Accruals...............................     196,627       83,623
         Credits................................     209,416       79,833
         Other..................................          --        2,920
                                                 -----------  -----------
             Total deferred tax assets..........   1,208,384    1,342,600
      Less valuation allowance..................  (1,065,893)  (1,098,957)
                                                 -----------  -----------
      Net deferred tax assets................... $   142,491  $   243,643
      Deferred tax liabilities:
         Basis difference in fixed assets....... $   (82,039) $  (169,313)
         State taxes............................     (60,452)     (74,330)
                                                 -----------  -----------
             Total deferred tax liabilities..... $  (142,491) $  (243,643)
                                                 -----------  -----------
      Net deferred tax assets................... $        --  $        --
                                                 ===========  ===========

   Prior to the spin-off, the Company has prepared its financial statements under the separate return method of income tax allocation. As such, the deferred tax assets for the period were determined by applying the requirements of SFAS No. 109 as if the Company were filing a separate tax return. The Avery consolidated group had taxable income in the prior year and the group utilized the Company's net operating loss (limited by Section 382 of the Internal Revenue Code as discussed below) and credit carryforwards. The Avery consolidated group and the Company did not have a formal or informal tax sharing agreement. A full valuation allowance was recorded because Avery did not compensate the Company for the utilization of its net operating losses or other deferred tax assets and such assets are not likely to be realized.

   As a result of the spin-off from Avery in February 2001, the Company will be consolidated with Avery's tax return for the period of January 1, 2001 through the effective date of the spin-off, February 9, 2001, and will file a separate tax return for the period of February 9, 2001 through December 31, 2001 and each year thereafter.

   The valuation allowance was increased by $570,670 during the year ended December 31, 2000 and decreased by $33,064 during the year ended December 31, 2001.

   At December 31, 2001, the Company's federal and state loss carryforwards are $1,700,929 and $1,538,327 and will begin to expire in 2019 and 2006, respectively. The Company's research and development credit carryforward is $209,416 and will begin to expire in 2019. However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group. The actual net operating loss will be determined after filing the consolidated tax return for the year ended December 31, 2001.

   As a result of the merger of Primal Systems, Inc. with and into Avery (Note
1), the Company's annual use of Primal Systems, Inc.'s net operating losses were limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually.

   In 2001, an adjustment was made to eliminate approximately $2 million of federal net operating loss carryforwards, previously accounted for by the Company on a separate return basis and used by Avery, that are not available to the Company after the spin off. An offsetting adjustment was made to the valuation allowance with no effect on the income tax provision or net income.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

7.  Stock Based Compensation

  Stock Options

   In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company's Stock Option Plan, as amended. Under the terms of the Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at its fair market value on the date of grant. Options granted under the plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase an aggregate of 2,322,322 shares at a price of $0.07 per share were granted at the fair value on the date of grant from November 9, 2001 to December 5, 2001. At December 31, 2001, options to purchase 611,772 shares of common stock were exercisable under the Stock Option Plan.

   During 2001, in accordance with the Company's Stock Option Plan, the Company issued 2,322,322 options to purchase common stock at an exercise price of $0.07, fair market value at the time of the grant, including 400,000 options granted to William Salway and 100,000 options granted to Joseph Simrell. Of the options granted, 611,772 options vested on the date of the grant, and the remaining 1,710,550 options will vest 33% on February 15, 2002 and then vest approximately 8% every three months thereafter over the next two years to be fully vested at February 15, 2004.

   Outside of the Stock Option Plan, certain options to purchase common stock were granted as follows:

  . In April 2001, the Company issued options to purchase up to 409,312 shares of its common stock to William Salway at an exercise price of $0.03, fair market value at the time of the grant.

  . In April 2001, the Company, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price of $0.03, fair market value at the time of the grant, with the estimated fair market value of $2,305 recorded as stock compensation expense in the year ended December 31, 2001. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions of: expected volatility of 100%; risk-free interest rates of 5.10%; and an expected life of 5 years.

   Information regarding all stock options issued is as follows:

                                                                   Weighted
                                                                   Average
                                                        Number of  Exercise
                                                         Options    Price
                                                        ---------  --------
     Balances, January 1, 2001.........................        --   $  --
        Granted (weighted average fair value of $0.06). 2,831,634    0.06
        Exercised......................................        --      --
        Canceled.......................................   (58,500)   0.07
                                                        ---------
     Balances, December 31, 2001....................... 2,773,134   $0.06
                                                        =========

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

   The following table summarizes information concerning currently outstanding and exercisable options:

                                 Options Outstanding  Options Exercisable
                                 -------------------- --------------------
                                  Weighted
                                   Average   Weighted  Weighted   Weighted
                                  Remaining  Average    Average   Average
      Range of         Number    Contractual Exercise   Number    Exercise
      Exercise Price Outstanding    Life      Price   Exercisable  Price
      -------------- ----------- ----------- -------- ----------- --------
      $0.03.........    509,312     8.28      $0.03      509,312   $0.03
      $0.07.........  2,263,822     9.86      $0.07      611,772   $0.07
                      ---------                        ---------
      $0.03 to $0.07  2,773,134     9.57      $0.06    1,121,084   $0.06
                      =========                        =========

   The following table summarizes the Company's net loss and net loss per share on a pro forma basis had compensation cost for the Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                     2001         2000
                                                  -----------  -----------
    Net loss--as reported........................ $(8,425,061) $(4,462,648)
    Net loss--pro forma..........................  (8,492,704)  (4,462,648)
    Basic and diluted loss per share--as reported       (0.42)       (0.23)
    Basic and diluted loss per share--pro forma..       (0.42)       (0.23)

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: expected volatility of 100%; risk-free interest rates of 5.10%; and a weighted average expected life of 9.77 years.

Stock Compensation

   In accordance with his compensation agreement, William Salway was granted 409,312 shares of common stock on February 9, 2001. In addition, the Company also paid the estimated related federal and state income taxes triggered by such common stock grant. The estimated fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $106,000 were recorded as stock compensation expense during the year ended December 31, 2001.

   During 2001, the Company also granted 76,125 shares of common stock to employees. The estimated fair value of the shares of common stock totaling $3,000 was recorded as stock compensation expense during 2001.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

8.  Note Payable to Corsair communications, Inc.

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

   In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting in May 2001, and the note is payable in approximately 36 monthly installments, beginning June 2001, and is due May 2004. Accordingly, the existing note balance as of December 31, 2000 reflects the monthly repayment terms of the amended note.

   In December 2001, the Company again amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extends the maturity of the note from May 2004 to December 2004, requires no principal payments to be paid in 2002 and adjusted the interest rate of the note to 8%.

   The following table represents the contractual payments associated with the amended note:

                                     Interest Principal    Total
                                     Payments Payments    Payments
                                     -------- ---------- ----------
            Year ending December 31:
               2002................. $137,793 $          $  137,793
               2003.................  107,911    826,893    934,804
               2004.................   39,279    895,525    934,804
                                     -------- ---------- ----------
                   Total............ $284,983 $1,722,418 $2,007,401
                                     ======== ========== ==========

9.  Segment and Geographic Information

   Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

   The Company's reportable operating segments include Systems and Services. The Systems operating segment develops and markets the Company's integrated suite of client/server and browser-based software solutions. The Services segment provides after-sale support for software products, programming, maintenance, customization, and consulting services related to the Company's products and a variety of software languages and platforms.

   The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

   Operating segment data for years ended December 31, 2001 and 2000 were as follows:.

         Year ended December 31, 2001  Systems    Services    Total
         ---------------------------- ---------- ---------- ----------
               Revenues.............. $2,662,918 $4,741,821 $7,404,739
               Cost of Revenues......     64,567  3,070,873  3,135,440
                                      ---------- ---------- ----------
               Gross Profit.......... $2,598,351 $1,670,948 $4,269,299
                                      ========== ========== ==========

         Year ended December 31, 2000
         ----------------------------
               Revenues.............. $3,856,592 $5,659,213 $9,515,805
               Cost of Revenues......    624,225  4,317,342  4,941,567
                                      ---------- ---------- ----------
               Gross Profit.......... $3,232,367 $1,341,871 $4,574,238
                                      ========== ========== ==========

   Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                North
Year ended December 31, 2001   America    Asia / Pacific   Europe       Total
---------------------------- -----------  -------------- ----------  -----------
     Revenues............... $ 6,186,132    $  678,780   $  539,827  $$7,404,739
     Gross Profit...........   3,566,696       391,359      311,244    4,269,299
     Net loss...............  (7,038,538)     (772,311)    (614,212)  (8,425,061)
     Long-lived assets......   1,203,692                               1,203,692

Year ended December 31, 2000
----------------------------
     Revenues............... $ 7,179,458    $1,249,998   $1,086,349  $ 9,515,805
     Gross Profit...........   3,451,158       600,873      522,207    4,574,238
     Net loss...............  (3,366,966)     (586,215)    (509,467)  (4,462,648)
     Long-lived assets......   1,801,420                               1,801,420

   Revenues from significant countries were as follows:

                                                  United     United
                                       Australia  Kingdom    States
                                       ---------- -------- ----------
          Year ended December 31, 2001 $  622,707 $438,024 $6,108,033
          Year ended December 31, 2000  1,131,625  871,668  7,038,167

10.  Loss on Lease Abandonment

   The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 13,500 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease. As a result, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of net loss on lease abandonment charge of $286,000 for the year ended December 31, 2001.

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

11.  Goodwill

   Long-lived assets and intangibles, including goodwill, are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss is recognized to the extent that the carrying value is not recoverable from future operating cash flows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

   The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. Since October 1, 1999, the goodwill has been amortized using the straight-line method over its estimated useful life of seven years. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company's balance sheet by the parent, Avery, at the time of the merger, remained on the Company's balance sheet at the time it was spun-off.

   Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular, and the economy in general, has continued to deteriorate. The Company has significantly reduced personnel and expenses during 2001, and the current cash flow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. Also, the Company's market capitalization has declined significantly from the spin-off date. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable value.

12.  Subsequent Event

   On January 23, 2002, the Company's wholly-owned subsidiary, Wireless Billing Systems ("Wireless Billing"), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation ("Netvoice"), alleging, among other things,
(i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing is seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 "B." (On October 24, 2001, Netvoice had filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code, ("Chapter 11 petition")) Netvoice has agreed to the injunctive relief sought by Wireless Billing, but on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697.04 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice's Chapter 11 petition in addition to attorney fees, costs, and other unspecified damages. The Company believes that Netvoice's allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the final outcome of these claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Document
------                       -----------------------

10.2a     Amended and Restated Indemnification Agreement

10.3      Employment Agreement for William Salway dated December 5, 2001

10.5      Employment Agreement for Joseph R. Simrell dated December 5, 2001

10.6      Employment Agreement for David Haynes dated December 31, 2001

10.8      Form of Change of Control Agreement

10.9 Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000

10.9a First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001

10.10 Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001

10.11 Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001

10.11a Letter agreement dated December 20, 2001 amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc.

10.12 Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico dated April 25, 2001

23.1      Consent of Deloitte & Touche LLP