Form 10QSB
period 2002-03-31
PRIMAL SOLUTIONS INC
filed 2002-05-14
CIK 1124217

      As filed with the Securities and Exchange Commission on May 14, 2002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to

                          Commission File No. 000-46494

                         ______________________________

                             PRIMAL SOLUTIONS, INC.
              (Exact Name of Small Business Issuer in its Charter)

                             ______________________

             Delaware                            7372                             36-4170318
   (State or Other Jurisdiction      Primary Standard Industrial               (I.R.S. Employer
of Incorporation or Organization)    Classification Code Number               Identification No.)

                             ______________________

                18881 Von Karman Avenue                                92612
                      Suite 500                                      (Zip Code)
                  Irvine, California
        (Address and telephone number of Principal
                  Executive Offices)

                                 (949) 260-1500
                (Issuer's Telephone Number, Including Area Code)

                             ______________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]      No   [ ]

Number of shares outstanding as of the close of business on May 14, 2002:

               TITLE OF CLASS                      NUMBER OF SHARES OUTSTANDING

            --------------------                   ----------------------------

       Common Stock, $0.01 par value.                       20,131,212

                      PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                                      INDEX

          PART I FINANCIAL INFORMATION                                               Page
Item 1.   Condensed Consolidated Balance Sheets at March 31, 2002
          (unaudited) and December 31, 2001                                           3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2002 and March 31, 2001 (unaudited)                  4

          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and March 31, 2001 (unaudited)                         5

          Notes to Condensed Unaudited Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       13

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                           27

Item 2.   Changes in Securities and Use of Proceeds                                   27

Item 3.   Defaults Upon Senior Securities                                             27

Item 4.   Submission of Matters to a Vote of Security Holders                         27

Item 5.   Other Information                                                           27

Item 6.   Exhibits and Reports on Form 8-K                                            27

                             PRIMAL SOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,    December 31,
                                                                            ---------------------------
                                                                                2002           2001
                                                                             (Unaudited)
                   ASSETS
                   ------
CURRENT ASSETS:
Cash and cash equivalents                                                   $    611,855   $    687,645
Accounts and notes receivable, net of allowance for doubtful accounts
 of $205,503 (2002 and 2001)                                                   1,364,333      1,298,712
Prepaid expenses and other current assets                                        217,895        168,499
                                                                            ------------   ------------
   Total current assets                                                        2,194,083      2,154,856
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 and amortization of $1,370,170 (2002) and $1,194,057 (2001)                   1,079,352      1,203,692
GOODWILL, net                                                                    592,540        592,540
OTHER ASSETS                                                                      79,633         79,633
                                                                            ------------   ------------
                                                                            $  3,945,608   $  4,030,721
                                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities                              $  1,202,450   $  1,123,277
Deferred revenue                                                                 978,763        837,892
Current portion of note payable to Corsair                                       200,584             --
Capital lease obligations                                                         27,681         69,158
                                                                            ------------   ------------
   Total current liabilities                                                   2,409,478      2,030,327

NOTE PAYABLE TO CORSAIR, less current portion                                  1,521,834      1,722,418
NOTE PAYABLE                                                                     213,912        200,000
                                                                            ------------   ------------
   Total liabilities                                                           4,145,224      3,952,745

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued
 and outstanding                                                                      --             --
Common stock, $0.01 par value; 95,000,000 shares authorized;
 20,131,212 issued and outstanding as of
 March 31, 2002 and December 31, 2001                                            201,312        201,312
Additional paid-in capital                                                    11,805,614     11,805,614
Accumulated deficit                                                          (12,206,542)   (11,928,950)
                                                                            ------------   ------------
   Net stockholders' (deficit) equity                                           (199,616)        77,976
                                                                            ------------   ------------
                                                                            $  3,945,608   $  4,030,721
                                                                            ============   ============

See accompanying notes to condensed unaudited consolidated financial statements

                             PRIMAL SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three           Three
                                                                     months          months
                                                                     ended           ended
                                                                    March 31,       March 31,
                                                                       2002            2001
                                                                   (Unaudited)     (Unaudited)
REVENUES:
System revenue                                                    $     516,200   $     531,976
Service revenue                                                       1,048,227       1,132,759
                                                                  -------------   -------------
 Total revenues                                                       1,564,427       1,664,735

Cost of systems                                                              --          22,959
Cost of services                                                        455,504         958,605
                                                                  -------------   -------------
COST OF REVENUES                                                        455,504         981,564

                                                                  -------------   -------------
GROSS MARGIN                                                          1,108,923         683,171

OPERATING EXPENSES:
Research and development                                                492,140         921,224
Sales and marketing                                                     338,633         516,265
Loss on lease abandonment                                                    --       1,597,911
General and administrative                                              510,424       1,010,781
                                                                  -------------   -------------
 Total operating expenses                                             1,341,197       4,046,181
                                                                  -------------   -------------

LOSS FROM OPERATIONS                                                   (232,274)     (3,363,010)

INTEREST AND OTHER EXPENSE, net                                         (39,498)        (34,593)
                                                                  -------------   -------------
LOSS BEFORE INCOME TAX PROVISION                                       (271,772)     (3,397,603)

INCOME TAX PROVISION                                                      5,820              --
                                                                  -------------   -------------
NET LOSS                                                          $    (277,592)  $  (3,397,603)
                                                                  =============   =============

Basic and diluted net loss per share                              $       (0.01)  $       (0.17)

Weighted-average basic and diluted common shares outstanding         20,131,212      19,762,059

See accompanying notes to condensed unaudited consolidated financial statements

                             PRIMAL SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three months     Three months
                                                                                     ended           ended
                                                                                March 31, 2002   March 31, 2001
                                                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $     (277,592)  $   (3,397,603)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                                                         176,112          474,444
 Amortization of loan payable discount                                                      --              211
 Provision for doubtful accounts                                                            --           21,000
 Non-cash stock compensation expense                                                        --           93,978
 Reclass of accrued interest expense to note payable to Corsair                             --           26,907
 Changes in operating assets and liabilities:
   Accounts receivable                                                                 (65,621)         169,120
   Prepaid expenses and other current assets                                           (49,396)          48,385
   Other assets                                                                             --           (1,254)
   Accounts payable and other accrued liabilities                                       79,173        1,493,028
   Increase in non-current accrued interest payable                                     13,912               --
   Deferred revenue                                                                    140,871           18,240
                                                                               ---------------   --------------
     Net cash provided by (used in) operating activities                                17,459       (1,053,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (51,772)          (8,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable to Corsair                                                         --          (34,879)
Payments on capital lease obligations                                                  (41,477)         (52,318)
Payments on notes payables to officers                                                      --          (21,660)
                                                                                --------------   --------------
     Net cash used in financing activities                                             (41,477)        (108,857)

DECREASE IN CASH AND CASH EQUIVALENTS                                           $      (75,790)  $   (1,171,065)
CASH AND CASH EQUIVALENTS, beginning of period                                         687,645        1,844,767
                                                                                --------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                        $      611,855   $      673,702
                                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 - Cash paid during the period for:
   Interest                                                                     $       35,735   $       20,892
                                                                                ==============   ==============
    Taxes                                                                       $        5,820   $
                                                                                ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclass of capital lease obligation to note payable to Corsair                                   $       23,621
                                                                                                 ==============

See accompanying notes to condensed unaudited consolidated financial statements

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

     Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (the "Company") as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Organization and Nature of Operations - Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly-owned subsidiary Wireless Billing Systems, which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. The Company develops, markets and supports convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

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

     . Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively, the "Old Primal Stockholders") in consideration of 6,207,026 shares of the Company's common stock, each dated February 9, 2001.

     . The Company issued 250,000 shares of common stock to a former executive officer of Avery.

     The financial statements for the three months ended March 31, 2002 reflect the operations of the Company as a separate company. The financial statements for the three months ended March 31, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through March 31, 2001.

     Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the

                    PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at March 31, 2002 and December 31, 2001 are primarily due from the major customers indicated below.

     In the three months ended March 31, 2002, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $1.1 million and $160,000. In the three months ended March 31, 2001, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $1.2 million and $160,000.

     Changes in Accounting Principles - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, requires the testing of goodwill for impairment under the new standard by June 30, 2002. The Company will complete its testing of goodwill for impairment in June 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements.

     The following table presents the effects of adopting SFAS No. 142 on January 1, 2002:

                                            For the Three Months ended March 31,
                                                2002                   2001

     Reported net loss                      $   (277,592)          $ (3,397,603)
     Add back: Goodwill amortization                  --                314,224
                                            ------------           ------------
     Adjusted net loss                      $    277,592)          $ (3,083,379)
                                            ============           ============

     Basic and diluted earnings per share:

     Reported net loss                      $      (0.01)          $      (0.17)
     Goodwill amortization                            --                   0.02
                                            -------------          ------------
     Adjusted net loss                      $      (0.01)          $      (0.15)
                                            ============           ============

     The Company is in the process of allocating goodwill to operating segments and expects to be complete in the second quarter of 2002.

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

     On November 14-15, 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued Topic D-103, requiring reimbursements received for "out of pocket" expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 is effective for periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company's consolidated financial statements.

     Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

     Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

     The following table represents the computation of basic and diluted loss per common share for the periods presented:

                                                                     For the Three Months Ended
                                                                   ------------------------------
                                                                      3/31/02          3/31/01
                                                                   -------------    -------------
     Numerator for basic and diluted loss per share:
     Net loss available to common stockholders                     $    (277,592)   $  (3,397,603)
                                                                   =============    =============

     Denominator for basic and diluted loss per share

     Weighted-average shares outstanding during the period            20,131,212       19,762,059
                                                                   =============    =============
     Net loss per share:
        Basic and Diluted                                          $       (0.01)   $       (0.17)

     Not included in the above table are the dilutive effect of options to purchase 265,500 shares of common stock for the three months ended March 31, 2002, and none for the three months ended March 31, 2001, because their effects were antidilutive.

2.   Loss ON LEASE ABANDONMENT

     The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments. The Company and the landlord later amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007. Prior to the completion of the amendment, the Company recognized a loss on lease abandonment charge for the estimated cost of the future lease payments for the three months ended March 31, 2001 and an accrued lease liability at March 31, 2001 of $1.6 million.

3.   Note Payable to Corsair communications, Inc.

     On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly-owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair. Principal and interest are payable monthly with all unpaid principal and interest originally due

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     May 2001. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

     In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting in May 2001, and the note was payable in approximately 36 monthly installments, beginning June 2001, and was due May 2004.

     In December 2001, the Company again amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extends the maturity of the note from May 2004 to December 2004, required no principal payments to be made in 2002 and adjusted the interest rate of the note to 8%.

     The following table represents the contractual payments associated with the amended note:

                                         Interest    Principal       Total
                                         Payments     Payments     Payments

          Year ending December 31:
          2002                         $  137,793  $            $   137,793
          2003                            107,911      826,893      934,804
          2004                             39,279      895,525      934,804
                                       ----------  -----------  -----------

          Total                        $  284,983  $ 1,722,418  $ 2,007,401
                                       ==========  ===========  ===========

4.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

     Litigation - On January 23, 2002, the Company's wholly-owned subsidiary, Wireless Billing Systems ("Wireless Billing"), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation ("Netvoice"), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing is seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless Billing
                                                               ----------------
     Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation,
     -------------------------------------------------------------------------
     United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 "B." (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code ("Chapter 11 petition").) Netvoice agreed to the injunctive relief sought by Wireless Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice's Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice's Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed. Since

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     conversion of the case, no action has been taken by any party to the pending adversary proceeding. The Company believes that Netvoice's allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the final outcome of these claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

     Risks and Uncertainties - The Company's largest customer has made statements in its most recent Annual Report on Form 10-K and in a Current Report on Form 8-K that have led management to believe that it may file for protection under Chapter 11 of the Unites States Bankruptcy Code during the latter part of May, 2002, and may seek to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer's contemplated filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between its management and the Company's management, we do not currently anticipate that its contemplated filing would have an immediate, material adverse effect on this business relationship, because the Company's products and services are critical to its ongoing operations. However, if there is a material adverse change in this customer's business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company's business, operating results, and financial condition could be materially and adversely affected. The accounts receivable balance for this customer at March 31, 2002 was $994,000, which has been collected in full subsequent to March 31, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.

5.   STOCK BASED COMPENSATION

     Stock Options

     In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the Department of Corporations of the State of California issuing a permit and qualifying the Stock Option Plan, as amended, the Board of Directors granted its final approval of the Stock Option Plan, as amended. Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase an aggregate of 50,000 shares at a price of $0.07 per share, the fair market value of the Company's common stock on the grant date, were granted during the quarter ended March 31, 2002. At March 31, 2002, options to purchase 1,147,905 shares of common stock were exercisable under the Stock Option Plan.

6.   SEGMENT AND GEOGRAPHIC INFORMATION

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

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

     The operating segment data for the three months ended March 31, 2002 and 2001 were as follows:.

                                            Systems       Services         Total

                                          -----------------------------------------
     Three months ended March 31, 2002
     Revenues                             $   516,200   $  1,048,227   $  1,564,427
     Cost of Revenues                              --        455,504        455,504
                                          -----------   ------------   ------------
     Gross Profit                         $   516,200   $    592,723   $  1,108,923
                                          ===========   ============   ============

     Three months ended March 31, 2001
     Revenues                             $   531,976   $  1,132,759   $  1,664,735
     Cost of Revenues                          22,959        958,605        981,564
                                          -----------   ------------   ------------
     Gross Profit                         $   509,017   $    174,154   $    683,171
                                          ===========   ============   ============

     Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                             North         Asia/          Europe         Total
                                            America       Pacific
                                          -----------   ------------   ------------   ------------
     Three months ended March 31, 2002
     Revenues                             $ 1,182,406   $    249,506   $    132,515   $  1,564,427
     Gross Profit                             836,893        177,668         94,362      1,108,923
     Net Loss                                (209,496)       (44,475)       (23,621)      (277,592)
     Long-lived assets                      1,079,352                                    1,079,352

     Three months ended March 31, 2001
     Revenues                             $ 1,328,197   $    174,263   $    162,275   $  1,664,735
     Gross Profit                             543,280         72,437         67,454        683,171
     Net Loss                              (2,701,888)      (360,249)      (335,466)    (3,397,603)
     Long-lived assets                      1,203,692                                    1,203,692

                     PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Revenues from significant countries were as follows:

                                                         United        United
                                           Australia     Kingdom       States
                                          -----------  -----------  ------------

     Three months ended March 31, 2002    $   160,487  $   117,016  $  1,164,631
     Three months ended March 31, 2001        160,245  $   136,824  $  1,310,423

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

     Convergent integrated billing allows CSPs both to manage and deploy a full range of communications service types quickly and easily using the same billing system. Convergent integrated billing consists of individual groups of functionality that integrate together to form a complete business solution. These functional groups include orders care, payment processing, credit and collections, rating, card management, invoice processing, reporting, and flow-through provisioning. The primary attributes of convergent integrated billing are the ability to handle multiple voice and data communications service types, and support both circuit and packet-based network architectures.

     Primal's convergent network mediation and convergent integrated billing solutions are designed to address the complex and critical business needs of both established and emerging CSPs for highly efficient, reliable, and cost effective OSS software solutions in today's demanding market conditions. These products offer real-time data collection, aggregation, analysis, and billing of voice and data services from circuit and packet-based networks.

Current Conditions

     The marketplace in which the Company operates has and continues to suffer an economic downturn. Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and deploy their networks. We frequently work with such companies prior to their receipt of financing.

     During 2001, our revenues from such potential clients were less than what we initially expected due to their inability to receive adequate financing. As a result, the company took steps in 2001 to reduce operating costs to bring them in line with the expected reduction in future revenues. Such steps included a reduction in staff and operating expenses, and consolidation of facilities.

     In 2002, we are continuing to focus on controlling costs as well as aggressively seek out new sales opportunities for Access IM(TM), our convergent network mediation software product, and Connect CCB(TM), our convergent integrated billing software product, through our direct sales force and our partnerships with communications infrastructure providers. The marketplace in which we compete for sales of our convergent integrated billing software product has been especially hit hard by the economic downturn. This has been and continues to be a very competitive market with many competitors. With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist. We expect this trend to continue until the economic conditions in our industry improve. We believe we will be able to continue to compete for new sales based on our products' features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

     Since 2001, the aforementioned world-wide economic downturn has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. In addition, the sales cycles for our products have lengthened which has resulted, and could continue to result, in a delay in revenue recognition from new sales. However, we believe the demand for the next generation of communications services provided by packet-based networks ("next generation networks") will continue to grow in the future because they provide a lower-cost alternative over traditional circuit-based networks for deploying new voice and data communications services to businesses and consumers alike. These new services allow CSPs to attract new customers or "lock in" existing customers with robust and competitive communications solutions.

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

Results of operations for the three months ended March 31, 2002 and 2001

Revenues

     Total revenues were $1.6 million for the three months ended March 31, 2002, and $1.7 million for the three months ended March 31, 2001.

     System revenue decreased to $516,000, or 33% of total revenues, for the three months ended March 31, 2002, from $532,000, or 32% of total revenues, for the three months ended March 31, 2001.

     Service revenue decreased to $1.0 million, or 67% of total revenues, for the three months ended March 31, 2002, from $1.1 million, or 68% of revenues, for the three months ended March 31, 2001. The decrease in the dollar amount of service revenues primarily resulted from a decrease in maintenance revenues due to a turnover in our customer base partially offset by an increase in professional services revenue.

     In general, the relative amount of service revenue, as compared to system revenue, has historically varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users and additional subscribers, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects, the number of users and subscribers licensed and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

     Total cost of revenues decreased to $448,000, or 29% of total revenues, for the three months ended March 31, 2002, from $960,000, or 58% of total revenues, for the three months ended March 31, 2001.

     Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date.

     Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $456,000, or 44% of service revenue, for the three months ended March 31, 2002 from $959,000, or 85% of service revenue, for the three months ended March 31, 2001. The absolute decrease of cost of service revenue, and its decrease as a percentage of service revenue, is primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in average number of employees to 15 from 28 in the prior year performing such services as a result of our cost reduction efforts in 2001.

Research and Development

     The Company's research and development efforts are focused on developing new products to meet the growing needs of its customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts, the Company works closely with customers, end-users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers.

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $492,000, or 32% of total revenues, for the three months ended March 31, 2002, from $921,000, or 56% of total revenues for the three months ended March 31, 2001. The decrease is primarily due to our cost reduction efforts in 2001, which included a decrease in resources dedicated to research and development activity. The average number of employees performing research and development decreased to 20 from 31 in the prior year.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $339,000, or 22% of total revenues, for the three months ended March 31, 2002, from $516,000, or 31% of total revenues, for the three months ended March 31, 2001. The decrease is primarily due to our cost reduction efforts in 2001, which included a reduction in marketing headcount, travel and trade shows. The average number of sales and marketing employees decreased to six from nine in the prior year, and travel and trade show expenses decreased to $22,000 from $83,000 in the prior year.

Loss on Lease Abandonment

     The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and recently consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments. The Company and the landlord later amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007. Prior to the completion of the amendment, the Company recognized a loss on lease abandonment charge for the estimated cost of the future lease payments for the three months ended March 31, 2001, and an accrued lease liability at March 31, 2001 of $1.6 million.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $510,000, or 33% of total revenues for the three months ended March 31, 2002, from $1.0 million, or 62% of total revenues for the three months ended March 31, 2001, primarily due to a decrease in goodwill amortization to none as compared to $314,000 in the three months ended March 31, 2002, and also due to reduction in personnel costs as result of an effort to reduce operating costs in 2001.

     Depreciation and amortization expense included in the results of operations decreased to $176,000 for the three months ended March 31, 2002, as compared to $474,000 for the three months ended March 31, 2001, primarily due to the decrease in goodwill amortization to none as compared to $314,000 in the three months ended March 31, 2002, as the

Company no longer amortizes goodwill in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in 2002.

Interest and Other Expense, Net

     Other expense increased to $39,000 for the three months ended March 31, 2002, from $35,000 for the three months ended March 31, 2001. The increase is primarily due to the additional expense related to the $200,000 note payable entered in July 2001 as a result of the lease abandonment in 2001.

Liquidity and Capital Resources

     Our cash balance decreased to $612,000 at March 31, 2002, from $689,000 at December 31, 2001, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, decreased to a deficit of $215,000 at March 31, 2002, as compared to a surplus of $125,000 at December 31, 2001. The decrease in working capital was primarily due to an increase in deferred revenue of $141,000 and increase in current portion of note payable to Corsair of $201,000.

     Net cash provided by (used in) operating activities increased to $17,000 for the three months ended March 31, 2002, as compared to ($1.1 million) for the three months ended March 31, 2001, primarily due to a reduction in net operating loss, which was attributed to a decrease in operating expenses as a result of our cost reduction efforts in 2001.

     Net cash used in investing activities increased to $52,000 for the three months ended March 31, 2002, as compared to $9,000 for the three months ended March 31, 2001, due to the increase in purchases of property and equipment.

     Net cash used in financing activities decreased to $41,000 for the three months ended March 31, 2002, as compared to $109,000 for the three months ended March 31, 2001, primarily due to decrease in payments on the notes payable to Corsair and officers.

     In December 2001, the Company amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. Per the terms of the amendment, the Company paid $125,000 of the accrued interest and the remaining $60,903 was reclassified to the principal balance of the note, making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extended the maturity of the note from May 2004 to December 2004, required no principal payments to be paid in 2002 and adjusted the interest rate of the note to 8%.

     We have a limited operating history as a software company. In past years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. However with the downturn in the economy in 2001, company-wide, we reduced operating costs and decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs in 2001.

     The Company's largest customer has made statements in its most recent Annual Report on Form 10-K and in a Current Report on Form 8-K that have led management to believe that it may file for protection under Chapter 11 of the Unites States Bankruptcy Code during the latter part of May, 2002, and may seek to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer's contemplated filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between its management and the Company's management, we do not currently anticipate that its contemplated filing would have an immediate, material adverse effect on this business relationship, because the Company's products and services are critical to its ongoing operations. However, if there is a material adverse change in this customer's business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company's business, operating results, and financial condition could be materially and adversely affected. The accounts receivable balance for this customer at March 31, 2002 was $994,000, which has been collected in full subsequent to March 31, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.

     We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months. If we are unable to generate sufficient cash from operations, we may implement certain cost reductions. In addition, we may seek to raise additional funds from various sources including a working capital line of credit, bridge and permanent financing and strategic financial partners. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

Changes in Accounting Principles

     On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, requires the testing of goodwill for impairment under the new standard by June 30, 2002. The Company will complete its testing of goodwill for impairment in June 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements.

     The following table presents the effects of adopting SFAS No. 142 on January 1, 2002:

                                            For the Three Months ended March 31,
                                               2002                    2001

     Reported net loss                      $ (277,592)            $  3,397,603)
     Add back: Goodwill amortization                --                  314,224
                                            ----------             ------------
     Adjusted net loss                      $ (277,592)            $  3,083,379)
                                            ==========             ============

     Basic and diluted earnings per share:
     Reported net loss                      $    (0.01)            $      (0.17)
     Goodwill amortization                          --                     0.02
                                            ----------             ------------
     Adjusted net loss                      $    (0.01)            $      (0.15)
                                            ==========             ============

     The Company is in the process of allocating goodwill to operating segments and expects to be complete in the second quarter of 2002.

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

     On November 14-15, 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued Topic D-103, requiring reimbursements received for "out of pocket" expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 is effective for periods beginning after December 15, 2001, and requires that comparative financial statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

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

Risks Related to Our Business and Our Marketplace

Our business has been adversely affected by recent developments in the telecommunications industry and these developments will continue to impact our revenues and operating results.

         From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by emerging service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and software, including our products.

         As a result, our ability to accurately forecast the timing and volume of new orders will be diminished, and our pricing policies may have to be relaxed from past practices in order to secure these new orders. These developments may adversely effect our quarterly financial performance for the next several quarters.

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

We have not achieved profitability and expect to continue to incur net losses in the foreseeable future. If we do not achieve profitability, then our business may not grow or continue to operate.

         In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $278,000, $8.4 million and $4.5 million for the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, respectively. We had an accumulated deficit of $12.2 million as of March 31, 2002. And we could incur net losses for the foreseeable future.

         We reduced our fixed operating expenses in 2001, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering other steps to further reduce our fixed operating expenses.

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

Our revenues are generated from a limited number of customers, our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer.

         A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the three months ended March 31, 2002 and the year ended December 31, 2001 represented approximately 82% and 74%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues for the three months ended March 31, 2002 and for the year 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

         The Company's largest customer has made statements in its most recent Annual Report on Form 10-K and in a Current Report on Form 8-K that have led management to believe that it may file for protection under Chapter 11 of the Unites States Bankruptcy Code during the latter part of May, 2002, and may seek to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer's contemplated filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between its management and the Company's management, we do not currently anticipate that its contemplated filing would have an immediate, material adverse effect on this business relationship, because the Company's products and services are critical to its ongoing operations. However, if there is a material adverse change in this customer's business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company's business, operating results, and financial condition could be materially and adversely affected. The accounts receivable balance for this customer at March 31, 2002 was $994,000, which has been collected in full subsequent to March 31, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

         Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

         .   customer unwillingness to implement our software products;

         . any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

         . our customers' inability to raise capital to finance their business plans and capital expenditures;

         .   new product introductions by our competitors;

         .   any failure of our products to perform as expected; or

         . any difficulty we may incur in meeting customers' delivery requirements.

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

         Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to pay for their spectrum licenses, which are licenses they must purchase to operate wireless technology across a desired region or the globe, fund operations and deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, our results of operations may be harmed. In addition, because of recent and current economic conditions, these companies are experiencing difficulty in obtaining adequate financing.

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

Our lengthy sales cycle makes it difficult to anticipate the timing of sales, and revenues may vary from period to period.

         The sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year. Our products involve a commitment of capital that may be significant to the customer, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. These delays may reduce our revenues in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

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

         Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Our intellectual property includes our proprietary technology, our trade secrets, patents, copyrights in our software products, and our trademarks. Our copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product names. These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Furthermore, the laws of certain countries in which we sell our products do not protect our software products and intellectual property rights to the same extent as do the laws of the United States. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

Claims by others that we infringe their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

         Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages, and could also include an injunction or other court order that could prevent us from selling our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

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

         During 2002, we plan to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 26%, 18%, 26% and 43% of our total revenues for the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999, respectively. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

         To date, a majority of our international revenues and costs have been denominated in United States dollars. However, future international revenues and costs may be denominated in currencies other than the United States dollar. We have not engaged in any foreign exchange hedging transactions, and we are therefore subject to foreign currency risk.

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

Since first trading on March 14, 2001, our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future, which substantially increases the risk of loss to persons owning our common stock.

         There has been no market for our common stock prior to our initial distribution. At best, only a limited market is expected to develop for our common stock. Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity, and because the price for our common stock may suffer greater declines because of its price volatility.

         In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board, which could effect our stockholders' ability to access trading information about our common stock.

         The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could effect our stockholders' ability to access trading information about our common stock.

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

Our common stock is subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

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

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 23, 2002, the Company's wholly-owned subsidiary, Wireless Billing Systems ("Wireless Billing"), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation ("Netvoice"), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing is seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless
                                                                      --------
Billing Systems dba Primal Billing Solutions v. Netvoice Technologies
---------------------------------------------------------------------
Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case
-----------
No. 01-18342 "B." (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code ("Chapter 11 petition").) Netvoice agreed to the injunctive relief sought by Wireless Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697.04 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice's Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice's Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed. Since conversion of the case, no action has been taken by any party to the pending adversary proceeding. The Company believes that Netvoice's allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the final outcome of these claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

         Primal is not currently a party to any other material legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

         In May, 2002, the Company and Mr. Haynes amended their Change of Control Agreement, such that the "severance payment" (as defined in such agreement), if, when, and as payable to him, will be 100% of his then-current annual salary and 100% of all incentive and other bonus compensation that would otherwise have been payable to him as if he had remained employed by the Company (calculated on the assumption that 100% of the targets under such bonus plans are achieved) rather than 50% of such amounts and that, during the 12-month period following the termination of his employment, the Company will provide Mr. Haynes with uninterrupted medical, dental, life, and disability coverage and will provide equivalent coverage for his spouse and dependent children, if such coverage was provided immediately prior to the date of termination of his employment, rather than coverage for a six-month period.

Item 6.  Exhibits and Reports on Form 8-K

                                INDEX TO EXHIBITS

Exhibit
Number                          Description of Document
------                          -----------------------

2.1 Primal Solutions, Inc. Preliminary Distribution Agreement (the "Distribution Agreement"), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to Avery's Form 8-K dated August 31, 2000 (the "Primal Form 8-K") and incorporated by reference herein)

2.2 Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form 8-K and incorporated by reference herein)

2.3 Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

2.4 Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

2.5 Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

2.6 Indemnification Agreement, dated July 31, 2000, by and between Avery Communications, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)

3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-46494) ("Primal Form SB-2") and incorporated by reference herein)

3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Primal Form SB-2 and incorporated by reference herein)

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

10.2     Form of Director and Officer Indemnification Agreement (filed as
         Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)

10.2a Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the "Primal Form 10-KSB") and incorporated by reference herein)

Exhibit
Number                          Description of Document
------                          -----------------------

10.3 Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)

10.4     Reserved

10.5 Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)

10.6     Employment Agreement for David Haynes dated December 31, 2001 (filed as
         Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)

10.7 Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)

10.8*    Form of Change of Control Agreement, as modified on May 3, 2002

10.9 Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)

10.9a First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)

10.10 Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)

10.11 Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)

10.11a Letter agreement, dated December 20, 2001, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11a to the Primal Form 10-KSB and incorporated by reference herein)

10.12 Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25, 2001 (filed as Exhibit 10.12 to the Primal Form 10-KSB and incorporated by reference herein)

99.1 Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to Primal's Registration Statement on Form S-8 (Registration No. 333-60298) (the "Primal Form S-8") and incorporated by reference herein)

99.2 Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

---------------

* filed herewith

                                  EXHIBIT INDEX

Exhibit
Number                          Description of Document
------                          -----------------------

10.8     Form of Change of Control Agreement, as modified on May 3, 2002

--------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PRIMAL SOLUTIONS, INC.
      ----------------------
      (Registrant)

      May 14, 2002                  /s/ William Salway
                                    ----------------------------
                                    William Salway
                                    Chief Executive Officer, President, Chief
                                    Operating Officer, and Director (Principal
                                    Executive Officer)

      May 14, 2002                  /s/ Joseph R. Simrell
                                    ----------------------------
                                    Joseph R. Simrell
                                    Chief Financial Officer, Vice President of
                                    Finance and Administration, and Secretary
                                    (Principal Financial and Accounting Officer)