Form 10QSB
period 2002-06-30
PRIMAL SOLUTIONS INC
filed 2002-08-14
CIK 1124217

As filed with the Securities and Exchange Commission on August 14, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________________ to_____________________

Commission File No. 000-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	7372	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

18881 Von Karman Avenue Suite 500 Irvine, California	92612
(Address and telephone number of Principal Executive Offices)	(Zip Code)

(949) 260-1500
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Number of shares outstanding as of the close of business on August 14, 2002:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	20,131,212

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

	PART I FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 (unaudited)	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	33

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,415	$687,645
Accounts receivable, net of allowance for doubtful accounts of $205,503 (2002 and 2001)	1,206,925	1,298,712
Prepaid expenses and other current assets	217,882	168,499

Total current assets	1,640,222	2,154,856
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,483,891 (2002) and $1,194,057 (2001)	993,451	1,203,692
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633

	$3,305,846	$4,030,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$998,692	$1,114,107
Deferred revenue	753,078	837,892
Current portion of notes payable	431,858	—
Capital lease obligations	9,276	69,158

Total current liabilities	2,192,904	2,021,157

NOTES PAYABLE, less current portion	1,567,918	1,931,588

Total liabilities	3,760,822	3,952,745

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212 issued and outstanding as of June 30, 2002 and December 31, 2001	201,312	201,312
Additional paid-in capital	11,805,614	11,805,614
Accumulated deficit	(12,461,902)	(11,928,950)

Net stockholders’ equity (deficit)	(454,976)	77,976

	$3,305,846	$4,030,721

See accompanying notes to condensed unaudited consolidated financial statements.

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
System revenue	$515,633	$545,874	$1,031,833	$1,077,850
Service revenue	1,047,953	1,339,494	2,096,180	2,472,253

Total revenues	1,563,586	1,885,368	3,128,013	3,550,103

Cost of systems	—	580	—	23,539
Cost of services	540,385	772,471	995,889	1,731,076

COST OF REVENUES	540,385	773,051	995,889	1,754,615

GROSS MARGIN	1,023,201	1,112,317	2,132,124	1,795,488
OPERATING EXPENSES:
Research and development	416,468	492,804	908,608	1,414,028
Sales and marketing	348,710	436,393	687,343	952,658
(Gain) Loss on lease abandonment	—	(1,311,898)	—	286,013
General and administrative	476,560	894,159	986,984	1,904,940

Total operating expenses	1,241,738	511,458	2,582,935	4,557,639

INCOME (LOSS) FROM OPERATIONS	(218,537)	600,859	(450,811)	(2,762,151)
INTEREST AND OTHER EXPENSE, net	(36,823)	(47,269)	(76,321)	(81,862)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(255,360)	553,590	(527,132)	(2,844,013)
INCOME TAX PROVISION	—	1,600	5,820	1,600

NET INCOME (LOSS)	$(255,360)	$551,990	$(532,952)	$(2,845,613)

Basic net income (loss) per share	$(0.01)	$0.03	$(0.03)	$(0.14)
Diluted net income (loss) per share	$(0.01)	$0.03	$(0.03)	$(0.14)
Weighted-average basic common shares outstanding	20,131,212	20,057,597	20,131,212	19,910,644
Weighted-average diluted common shares outstanding	20,131,212	20,350,079	20,131,212	19,910,644

See accompanying notes to condensed unaudited consolidated financial statements.

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(532,952)	$(2,845,613)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	289,834	949,542

Amortization of loan payable discount	—	1,900

Provision for doubtful accounts	—	21,000

Non-cash loss on lease abandonment	—	200,000

Non-cash stock compensation expense	—	106,371

Reclass of accrued interest expense to note payable to Corsair	—	26,907

Changes in operating assets and liabilities:

Accounts receivable	91,787	309,495

Prepaid expenses and other current assets	(49,383)	81,154

Other assets	—	(80,887)

Accounts payable and other accrued liabilities	(133,755)	79,568

Non-current accrued interest payable	9,579	—

Deferred revenue	(84,814)	(251,423)

Net cash used in operating activities	(391,364)	(1,401,986)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(79,593)	(14,247)

Repayment from Avery Communications, Inc. equipment	—	36,528

Net cash (used in) provided by investing activities	(79,593)	22,281

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations	(59,882)	(106,381)

Proceeds from notes payable	60,703	—

Payments on notes payable	(2,094)	(56,962)

Net cash used in financing activities	(1,273)	(163,343)

DECREASE IN CASH AND CASH EQUIVALENTS	$(472,230)	$(1,543,048)

CASH AND CASH EQUIVALENTS, beginning of period	687,645	1,844,767

CASH AND CASH EQUIVALENTS, end of period	$215,415	$301,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

- Cash paid during the period for:

Interest	$71,245	$34,428

Taxes	$5,820	$1,600

NONCASH INVESTING AND FINANCING ACTIVITIES:

Reclass of capital lease obligation to note payable to Corsair		$23,621

See accompanying notes to condensed unaudited consolidated financial statements.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

Basis of Presentation—The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (the “Company”) as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the condensed unaudited consolidated financial statements. Operating results for the three-month or six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Organization and Nature of Operations—Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly-owned subsidiary Wireless Billing Systems, which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. The Company develops, markets and supports convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery’s securityholders (the “Distribution”). As part of the Distribution:

•	Each common shareholder of Avery on February 12, 2001 received one share of the Company’s common stock for each share of Avery’s common stock held on that date.

•
Owners of shares of Avery’s Series A, B, C, D, and E convertible preferred stock received the Company’s common stock, in the amount of the preferred stock’s common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

•
Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively, the “Old Primal Stockholders”) in consideration of 6,207,026 shares of the Company’s common stock, each dated February 9, 2001.

•	The Company issued 250,000 shares of common stock to a former executive officer of Avery.

The financial statements for the three months and six months ended June 30, 2002 reflect the operations of the Company as a separate company. The financial statements for the six months ended June 30, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through June 30, 2001.

Major Customer and Financial Condition—As discussed in footnote 4, the Company’s major customer has filed for Chapter 11 bankruptcy protection. The Company believes that such customer will continue to purchase the Company’s services. However, if there is a material adverse change in this customer’s business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at June 30, 2002 and December 31, 2001 are primarily due from the major customers indicated below.

In the three months ended June 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $238,000. In the three months ended June 30, 2001, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.2 million and $270,000. In the six months ended June 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $2.3 million and $398,000. In the six months ended June 30, 2001, the Company had one customer that accounted for greater than 10% of the Company’s total revenues in the amount of $2.3 million.

Changes in Accounting Principles—On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company’s reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and June 30, 2002.

The following table presents the effects on previously reported net income (loss) if the Company had adopted SFAS No. 142 on January 1, 2001:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$(255,360)	$551,990	$(532,952)	$(2,845,613)
Add back: Goodwill amortization	—	314,224	—	628,449

Adjusted net income (loss)	$(255,360)	$866,214	$(532,952)	$(2,217,164)

Basic and diluted earnings per share:
Reported net income (loss) per share	$(0.01)	$0.03	$(0.03)	$(0.14)

Goodwill amortization per share	—	0.01	—	0.03
Adjusted net income (loss) per share	$(0.01)	$0.04	$(0.03)	$(0.11)

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

On November 14-15, 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued Topic D-103, requiring reimbursements received for “out of pocket” expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 became effective for periods beginning after December 15, 2001 and requires that comparative financial

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements—In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Net Income (Loss) Per Share—The Company has computed net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive net income per share was computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding for the period.

The following table represents the computation of basic and diluted income (loss) per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2002	2001	2002	2001
Numerator for basic income (loss) per share—
Net Income (loss) available to stockholders	$(255,360)	$551,990	$(532,952)	$(2,845,613)

Denominator:
Denominator for basic income (loss) per share—
Weighted average shares outstanding during the period	20,131,212	20,057,597	20,131,212	19,910,664
Net effect of dilutive stock options	—	292,482	—	—

Weighted average common equivalent shares	20,131,212	20,350,079	20,131,212	19,910,664

Net income (loss) per share:
Basic and Diluted	$(0.01)	$0.03	$(0.03)	$(0.14)

Not included in the above table are the dilutive effect of options to purchase 317,000 shares of common stock for the three months ended June 30, 2002, and 281,000 and none, respectively, for the six months ended June 30, 2002 and 2001, respectively, because their effects were antidilutive.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification – Certain prior year amounts were reclassified to conform with the current year presentation.

2.    LOSS ON LEASE ABANDONMENT

The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and in 2001 consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments. In June 2001, the Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007. As a result, in the quarter ended June 30, 2001, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of the net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

3.    NOTES PAYABLE

The following represent balances due under the notes payable, including accrued interest:

	Current	Non Current	Total
June 30, 2002:
Corsair Communications, Inc.	$405,206	$1,317,212	$1,722,418
Spieker Properties, L.P.	—	218,749	218,749
Sunwest Bank	26,652	31,957	58,609

Total	$431,858	$1,567,918	$1,999,776

December 31, 2001:
Corsair Communications, Inc.	$—	$1,722,418	$1,722,418
Spieker Properties, L.P.	—	209,170	209,170

Total	$—	$1,931,588	$1,931,588

Note Payable to Corsair Communications, Inc.

On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber’s Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly-owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable bears interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair. Principal and interest are payable monthly with all unpaid principal and interest originally due May 2001. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in May 2001, and the note was payable in approximately 36 monthly installments, beginning June 2001, and was due May 2004.

In December 2001, the Company again amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extends the maturity of the note from May 2004 to December 2004, required no principal payments to be made in 2002 and required monthly amortized principal and interest payments of $77,900 due beginning 2003 at an adjusted interest rate of 8%.

Note Payable to Spieker Properties, L.P.

As discussed in footnote 2, in June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank.

In May 2002, the Company entered two loan agreements with Sunwest Bank. One loan agreement is structured as an equipment line of credit facility for $100,000. The second loan agreement is structured as a $100,000 operating line of credit. Any borrowings under the lines of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.0% and 2.25%, respectively, due in October 2004. The loan agreement does not include any specific financial covenants that the Company is required to meet, however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment. The loan is structured as a $100,000 facility to purchase equipment, with amortized payments due in October 2004 with an adjustable interest rate of 2.25% plus prime (7.0% at June 30, 2002). At June 30, 2002, the balance of the loan was $58,609.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the contractual payments associated with the notes payable as of June 30, 2002:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2002	$140,081	$14,658	$154,739
2003	110,357	852,021	962,378
2004	39,959	916,465	956,424
2005	—	—	—
2006	—	—	—
2007	137,430	200,000	337,430
Total	$427,827	$1,983,144	$2,410,971

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

Litigation—On January 23, 2002, the Company’s wholly-owned subsidiary, Wireless Billing Systems (“Wireless Billing”), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation (“Netvoice”), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing was seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 ”B.” (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code (“Chapter 11 petition”).) Netvoice agreed to the injunctive relief sought by Wireless Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice’s Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice’s Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed. Since conversion of the case, the Company and the Chapter 7 Trustee, subject to Court approval, have agreed to dismiss the monetary claim of the Company against Netvoice and Netvoice’s counterclaim against the Company in the pending adversary proceeding. The Company believes that Netvoice’s allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the dismissal of these claims will not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Risks and Uncertainties—The Company’s largest customer has filed for protection under Chapter 11 of the United States Bankruptcy Code during June 2002, and is seeking to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer’s

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between the customer’s management and the Company’s management, the Company does not currently anticipate that this customer’s bankruptcy filing will have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations. However, if there is a material adverse change in this customer’s business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern. The accounts receivable balance for this customer at June 30, 2002 was $1.0 million, which has been substantially collected subsequent to June 30, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer. However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern.

5.    STOCK BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the Department of Corporations of the State of California issuing a permit and qualifying the Stock Option Plan, as amended, the Board of Directors granted its final approval of the Stock Option Plan, as amended. At the Company’s annual meeting in July 2002, the shareholders approved the Stock Option Plan. Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase an aggregate of 50,000 shares at a price of $0.05 per share, the fair market value of the Company’s common stock on the grant date, were granted during the quarter ended June 30, 2002, and options to purchase an aggregate of 100,000 shares were granted with a weighted average exercise price of $0.06 during the six months ended June 30, 2002. At June 30, 2002, options to purchase 1,799,049 shares of common stock were exercisable at a weighted-average exercise price of $0.07 and options to purchase 1,678,053 shares were available for grant under the Stock Option Plan.

6.    SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company’s reportable operating segments include Systems and Services. The Systems operating segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions. The Services segment provides after-sale support for software products,

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programming, maintenance, customization, and consulting services related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

The operating segment data for the three and six months ended June 30, 2002 and 2001 were as follows:

	Systems	Services	Total
Three months ended June 30, 2002
Revenues	$515,633	$1,047,953	$1,563,586
Cost of Revenues	—	540,385	540,385

Gross Profit	$515,633	$507,568	$1,023,201

Three months ended June 30, 2001
Revenues	$545,874	$1,339,494	$1,885,368
Cost of Revenues	580	772,471	773,051

Gross Profit	$545,294	$567,023	$1,112,317

Six months ended June 30, 2002
Revenues	$1,031,833	$2,096,180	$3,128,013
Cost of Revenues	—	995,889	995,889

Gross Profit	$1,031,833	$1,100,291	$2,132,124

Six months ended June 30, 2001
Revenues	$1,077,850	$2,472,253	$3,550,103
Cost of Revenues	23,539	1,731,076	1,754,615

Gross Profit	$1,054,311	$741,177	$1,795,488

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations, and property and equipment, net concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Three months ended June 30, 2002
Revenues	$1,196,989	$251,666	$114,931	$1,563,586
Gross Profit	783,303	164,688	75,210	1,023,201
Loss from operations	(195,489)	(41,101)	(18,770)	(255,360)
Property and equipment, net	993,451			993,451

Three months ended June 30, 2001
Revenues	$1,589,179	$166,606	$129,583	$1,885,368
Gross Profit	937,574	98,293	76,450	1,112,317
Income from operations	465,273	48,778	37,939	551,990
Property and equipment, net	1,494,572			1,494,572

Six months ended June 30, 2002
Revenues	$2,379,411	$501,171	$247,431	$3,128,013
Gross Profit	1,621,860	341,609	168,655	2,132,124
Loss from operations	(405,405)	(85,390)	(42,157)	(532,952)
Property and equipment, net	993,451			993,451

Six months ended June 30, 2001
Revenues	$2,917,377	$340,869	$291,857	$3,550,103
Gross Profit	1,475,482	172,397	147,609	1,795,488
Loss from operations	(2,338,446)	(273,226)	(233,941)	(2,845,613)
Property and equipment, net	1,494,572			1,494,572

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States
Three months ended June 30, 2002	$237,648	$105,070	$1,179,215
Three months ended June 30, 2001	152,588	104,132	1,571,405
Six months ended June 30, 2002	398,135	222,070	2,343,861
Six months ended June 30, 2001	312,833	240,956	2,881,827

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

General

Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, (“Primal” or the “Company”) deliver operations support systems (“OSS”) for wired and wireless communications service providers (“CSPs”). The Company’s products, which are critical elements in the revenue chain for a CSP, include convergent network mediation and convergent integrated billing solutions.

Convergent network mediation is the critical link between network elements and the multiple downstream business support systems (“BSS”) in a CSP’s existing circuit-based network or next-generation packet-based network. Convergent network mediation collects voice and data traffic, commonly referred to as call detail records (“CDRs”) from network elements such as switches, routers, and gateways, then manipulates this information to generate new CDRs in appropriate formats to send to the multiple downstream BSS applications such as billing, fraud detection, and data marts. The primary attributes of convergent network mediation are the ability to handle multiple voice and data communications service types (such as paging, cellular, voice over Internet Protocol (“VoIP”), unified communications, long distance, 3G wireless, and video streaming), and support both circuit and packet-based network architectures.

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

Primal’s convergent network mediation and convergent integrated billing solutions are designed to address the complex and critical business needs of both established and emerging CSPs for highly efficient, reliable, and cost effective OSS software solutions in today’s demanding market conditions. These products offer real-time data collection, aggregation, analysis, and billing of voice and data services from circuit and packet-based networks.

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

In 2002, we are continuing to focus on controlling costs as well as aggressively seek out new sales opportunities for Access IM®, our convergent network mediation software product, and Connect CCB®, our convergent integrated billing software product, through our direct sales force and our partnerships with communications infrastructure providers. The marketplace in which we compete for sales of our convergent integrated billing software product has been especially hit hard by the economic downturn. This has been and continues to be a very competitive market with many competitors. With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist. We expect this trend to continue until the economic conditions in our industry improve. We believe we will be able to continue to compete for new sales based on our products’ features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

Since 2001, the aforementioned world-wide economic downturn has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. In addition, the sales cycles for our products have lengthened which has resulted, and could continue to result, in a delay in revenue recognition from new sales. However, we believe the demand for the next generation of communications services provided by packet-based networks (“next generation networks”) will continue to grow in the future because they provide a lower-cost alternative over traditional circuit-based networks for deploying new voice and data communications services to businesses and consumers alike. These new services allow CSPs to attract new customers or “lock in” existing customers with robust and competitive communications solutions.

In order to better respond to these market conditions, we have refined our product emphasis and marketing efforts to match the interest shown by both the established and emerging CSPs. Both types of CSPs look to new services to stimulate new revenue, and also, seek out new ways to improve the efficiency of their network operations.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Results of operations for the three months ended June 30, 2002 and 2001

Revenues

Total revenues were $1.6 million for the three months ended June 30, 2002, and $1.9 million for the three months ended June 30, 2001.

System revenue decreased to $516,000, or 33% of total revenues, for the three months ended June 30, 2002, from $546,000, or 29% of total revenues, for the three months ended June 30, 2001 due to a decrease in new license sales.

Service revenue decreased to $1.0 million, or 67% of total revenues, for the three months ended June 30, 2002, from $1.3 million, or 71% of revenues, for the three months ended June 30, 2001. The decrease in the dollar amount of service revenues primarily resulted from a decrease in maintenance revenues due to a turnover in our customer base and professional services revenue.

In general, the relative amount of service revenue, as compared to system revenue, has historically varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users and additional subscribers, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, the number of users and subscribers licensed and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues decreased to $540,000, or 35% of total revenues, for the three months ended June 30, 2002, from $773,000, or 41% of total revenues, for the three months ended June 30, 2001.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date.

Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $540,000, or 52% of service revenue, for the three months ended June 30, 2002 from $773,000, or 58% of service revenue, for the three months ended June 30, 2001. The decrease of cost of service revenue, and its decrease as a percentage of service revenue, was primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in average number of employees to 17 from 21 in the prior year performing such services.

Research and Development

The Company’s research and development efforts are focused on developing new products to meet the growing needs of its customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts, the Company works closely with customers, end-users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers.

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $416,000, or 27% of total revenues, for the three months ended June 30, 2002, from $493,000, or 26% of total revenues for the three months ended June 30, 2001. The decrease was primarily due to a decrease in personnel dedicated to research and development activity.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $349,000, or 22% of total revenues, for the three months ended June 30, 2002, from $436,000, or 23% of total revenues, for the three months ended June 30, 2001. The decrease was primarily due to a reduction in sales and marketing personnel costs due to a decrease in average salaries.

(Gain) Loss on Lease Abandonment

The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and in 2001 consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments. In June 2001, the Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007. As a result, in the quarter ended June 30, 2001, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of the net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $477,000, or 30% of total revenues for the three months ended June 30, 2002, from $894,000, or 47% of total revenues for the three months ended June 30, 2001, primarily due to a decrease in goodwill amortization to none as compared to $314,000 in the three months ended June 30, 2001, and also due to reduction in personnel costs as result of an effort to reduce operating costs in 2001.

Depreciation and amortization expense included in the results of operations decreased to $114,000 for the three months ended June 30, 2002, as compared to $475,000 for the three months ended June 30, 2001, primarily due to the decrease in goodwill amortization to none as compared to $314,000 in the three months ended June 30, 2001, as the Company no longer amortizes goodwill in accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 in 2002.

Interest and Other Expense, Net

Other expense decreased to $37,000 for the three months ended June 30, 2002, from $47,000 for the three months ended June 30, 2001 primarily due to a decrease in interest expense.

Results of operations for the six months ended June 30, 2002 and 2001

Total Revenue

Total revenue decreased to $3.1 million for the six months ended June 30, 2002, from $3.6 million for the six months ended June 30, 2001.

System revenue remained consistent at $1.1 million, or 33% of total revenues, for the six months ended June 30, 2002, as compared to $1.1 million, or 30% of total revenues, for the six months ended June 30, 2001. System revenue primarily includes recurring license revenue which has remained consistent for both periods.

Service revenue decreased to $2.1 million, or 67% of total revenues, for the six months ended June 30, 2002, from $2.5 million, or 70% of revenues, for the six months ended June 30, 2001. The decrease in service revenue was due to a reduction in professional services revenue relating to a lower level of demand for services from existing customers compared to the prior year.

In general, the relative amount of service revenue as compared to system revenue has historically varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users and additional subscribers, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, the number of users and subscribers licensed and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues decreased to $996,000, or 32% of total revenues, for the six months ended June 30, 2002, from $1.8 million, or 49% of total revenues, for the six months ended June 30, 2001.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date.

Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $996,000, or 48% of service revenue, for the six months ended June 30, 2002 as compared to $1.7 million, or 70% of service revenue, for the six months ended June 30, 2001. The decrease was primarily attributed to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers.

Research and Development

Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $909,000, or 29% of total revenues, for the six months ended June 30, 2002, from $1.4 million, or 40% of total revenues for the six months ended June 30, 2001. The decrease is primarily due to a decrease in personnel and resources dedicated to research and development activity. The number of average employees for the six months ended June 30, 2002 decreased as compared to the six months ended June 30, 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $687,000, or 22% of total revenues, for the six months ended June 30, 2002, from $953,000, or 27% of total revenues, for the six months ended June 30, 2001. The decrease is primarily due to a reduction in costs relative to marketing collateral, trade shows and public relations in general.

(Gain) Loss on Lease Abandonment

The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and in 2001 consolidated its operations to 14,000 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments. In June 2001, the Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007. As a result, in the quarter ended June 30, 2001, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of the net loss on lease abandonment charge of $286,000 for the six months ended June 30, 2001.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $1.0 million, or 32% of total revenues, for the six months ended June 30, 2002, from $1.9 million, or 54% of total revenues, for the six months ended June 30, 2001, primarily due to the decrease in goodwill amortization and legal costs.

Depreciation and amortization expense included in the results of operations decreased to $290,000 for the six months ended June 30, 2002, as compared to $950,000 for the six months ended June 30, 2001, primarily due to the decrease in goodwill amortization to none as compared to $628,000 in the six months ended June 30, 2001, as the Company no longer amortizes goodwill in accordance with the adoption of SFAS No. 142 in 2002.

Interest and Other Expense, Net

Other expense decreased to $76,000 for the six months ended June 30, 2002, from $82,000 for the six months ended June 30, 2001 primarily due to a decrease in interest expense.

Liquidity and Capital Resources

Our cash balance decreased to $215,000 at June 30, 2002, from $688,000 at December 31, 2001, primarily due to operating requirements. Our working capital, defined as current assets less current liabilities, decreased to a deficit of $553,000 at June 30, 2002, as compared to a surplus of $134,000 at December 31, 2001. The decrease in working capital was primarily due to an increase in current portion of notes payable of $432,000 and a decrease in cash of $472,000.

Net cash used in operating activities decreased to $391,000 for the six months ended June 30, 2002, as compared to $1.4 million for the six months ended June 30, 2001, primarily due to an improvement in net operating loss, which was attributed to a decrease in operating expenses as a result of our cost reduction efforts in 2001 as well as a reduction in depreciation and amortization primarily due to the elimination of goodwill amortization in 2002.

Net cash (used in) provided by investing activities decreased to ($80,000) for the six months ended June 30, 2002, as compared to $22,000 for the six months ended June 30, 2001, due to the increase in purchases of property and equipment offset partially by a $37,000 decrease in the repayment from Avery.

Net cash used in financing activities decreased to $1,000 for the six months ended June 30, 2002, as compared to $163,000 for the six months ended June 30, 2001, primarily due to proceeds from note payable of $61,000 and a decrease in payments on capital lease obligations.

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

In May 2002, the Company entered two loan agreements with Sunwest Bank. One loan agreement is structured as an equipment line of credit facility for $100,000. During May 2002, the Company used the equipment line of credit to finance a $61,000 purchase of fixed assets. The second loan agreement is structured as a $100,000 operating line of credit. Any borrowings under the lines of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.0% and 2.25%, respectively, due in October 2004. At June 30, 2002, the balance of the equipment line of credit was $59,000 and there was no balance outstanding on the operating line of credit.

We have a limited operating history as a software company. In past years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. However with the downturn in the economy in 2001, company-wide, we reduced operating costs and decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs in 2001 and 2002.

The Company’s largest customer has filed for protection under Chapter 11 of the United States Bankruptcy Code during June 2002, and is seeking to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer’s bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between the customer’s management and the Company’s management, the Company does not currently anticipate that this customer’s bankruptcy filing will have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations. However, if there is a material adverse change in this customer’s business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern. The accounts receivable balance for this customer at June 30, 2002 was $1.0 million, which has been substantially collected subsequent to June 30, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer. However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern.

We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months. If we are unable to generate sufficient cash from operations, we may implement certain cost reductions. In addition, we may seek to raise additional funds from various sources including an additional working capital line of credit, bridge and permanent financing and strategic financial partners. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

Changes in Accounting Principles

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, requires the testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company’s reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and June 30, 2002.

The following table presents the effects on previously reported net income (loss) if the Company had adopted SFAS No. 142 on January 1, 2001:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$(255,360)	$551,990	$(532,952)	$(2,845,613)
Add back: Goodwill amortization	—	314,224	—	628,449

Adjusted net income (loss)	$(255,360)	$866,214	$(532,952)	$(2,217,164)

Basic and diluted earnings per share:
Reported net income (loss) per share	$(0.01)	$0.03	$(0.03)	$(0.14)
Goodwill amortization per share	—	0.01	—	0.03

Adjusted net income (loss) per share	$(0.01)	$0.04	$(0.03)	$(0.11)

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

On November 14-15, 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued Topic D-103, requiring reimbursements received for “out of pocket” expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 became effective for periods beginning after December 15, 2001, and requires that comparative financial statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by established and emerging service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and software, including our products.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $533,000, $8.4 million and $4.5 million for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000, respectively. We had an accumulated deficit of $12.5 million as of June 30, 2002. And we could incur net losses for the foreseeable future.

We reduced our fixed operating expenses in 2001 and 2002, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering other steps to further reduce our fixed operating expenses.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the six months ended June 30, 2002 and the year ended December 31, 2001 represented approximately 86% and 74%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues for the six months ended June 30, 2002 and for the year 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

The Company’s largest customer has filed for protection under Chapter 11 of the United States Bankruptcy Code during June 2002, and is seeking to obtain expeditious approval of a pre-negotiated plan of reorganization. As of the date of this Quarterly Report, this customer’s bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer. Based upon conversations between its management and the Company’s management, the Company does not currently anticipate that this customer’s bankruptcy filing will have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations. However, if there is a material adverse change in this customer’s business or its contemplated reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern. The accounts receivable balance for this customer at June 30, 2002 was $1.0 million, which has been substantially collected subsequent to June 30, 2002. Management has taken steps to formulate a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer. However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern. Although the Company has continued to receive payments from this customer and provide services to this customer through the date of this Quarterly Report, if this customer is unable to continue operating in the future, the Company may not be able to operate as a going concern in the future.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

•	customer unwillingness to implement our software products;

•	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	our customers’ inability to raise capital to finance their business plans and capital expenditures;

•	new product introductions by our competitors;

•	any failure of our products to perform as expected; or

•	any difficulty we may incur in meeting customers’ delivery requirements.

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

Our future growth depends on the commercial success of Access IM and Connect CCB. Substantially all of our revenues are derived from licenses of Access IM and Connect CCB, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for convergent mediation and convergent integrated billing software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of these software products. We are not certain that our target customers will widely adopt and deploy these software products in their telecommunications operations. Our future revenues will also depend on our customers’ licensing software for additional subscribers, users, or for additional call detail records. Their failure to do so could harm our business.

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

•
the timing and volume of orders for our software. Customers typically order our products and services only after other vendors have provided the infrastructure for their telecommunications network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for our products and services by customers;

•	the ability of our customers to expand their telecommunications operations and increase their subscriber base, including their ability to obtain financing;

•	changes in our pricing policies or competitive pricing by our competitors;

•	the timing of releases of new products by manufacturers of telecommunications equipment with which our products operate; and

•	the timing of product introductions by competitors.

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

In addition, because we currently rely on direct sales for substantially all of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers, and value-added resellers. During 2002, we intend to augment our direct sales channel through additional third-party distribution arrangements. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

The market for our products is very competitive. The current economic downturn in the communications industry has caused fewer sales opportunities, which has resulted in more competition for each sales opportunity that exists. We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionality’s similar to those provided by our product in-house rather than buying them from outside suppliers.

Many of our current and future competitors may have advantages over us, including:

•	longer operating histories;

•	larger customer bases;

•	substantially greater financial, technical, sales and marketing resources; and

•	greater name recognition.

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

We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our software products to our customers’ operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

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

During 2002, we plan to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 25%, 18%, 26% and 43% of our total revenues for the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999, respectively. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

Our international operations face numerous risks. Our products must be localized—customized to meet local user needs—in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

We also face certain other risks inherent in conducting business internationally, such as:

•	difficulties and costs of staffing and managing international operations;

•	language and cultural differences;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonal business activity in certain parts of the world;

•	fluctuations in currency exchange rates;

•	legal and governmental regulatory requirements;

•	trade barriers; and

•	potentially adverse tax consequences.

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

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board, which could effect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could effect our stockholders’ ability to access trading information about our common stock.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders will together beneficially own or have the right to vote 36.2% of our voting stock, the voting power of other stockholders may be limited.

Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 36.2% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On January 23, 2002, the Company’s wholly-owned subsidiary, Wireless Billing Systems (“Wireless Billing”), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation (“Netvoice”), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing was seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs. Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 ”B.” (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code (“Chapter 11 petition”).) Netvoice agreed to the injunctive relief sought by Wireless Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697.04 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice’s Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice’s Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed. Since conversion of the case, the Company and the Chapter 7 Trustee, subject to Court approval, have agreed to dismiss the monetary claim of the Company against Netvoice and Netvoice’s counterclaim against the Company in the pending adversary proceeding. The Company believes that Netvoice’s allegations are without merit and intends to pursue its claim and defend itself against Netvoice vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the dismissal of these claims will not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Primal is not currently a party to any other material legal proceeding.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On July 24, 2002, the Company had its annual shareholder meeting. At the meeting, the following proposals were ratified.

Proposal	For	Against Or Withheld	Abstain*

Election of William Salway to Board of Directors (1)	9,789,795	99,173	152,663

Election of David Haynes to Board of Directors (1)	9,789,995	98,973	152,663

Election of John Faltys to Board of Directors (1)	9,683,424	205,544	152,663

Election of Louis A. Delmonico to Board of Directors (1)	9,688,968	200,000	152,663

Election of John E. Rehfeld to Board of Directors (1)	9,683,424	205,544	152,663

Approval of Company’s 2001 Flexible Incentive Plan	3,211,962	608,553	9,965

Appointment of Deloitte & Touche LLP as the independent certified public accountants of the Company for the fiscal year ended December 31, 2002	9,743,668	297,563	400

* Excludes 161,995 broker non-votes
(1)	To serve until his successor is duly elected and qualified or until his death, resignation of removal from office.

Item 5.    Other Information

In May, 2002, the Company and Mr. Haynes amended their Change of Control Agreement, such that the “severance payment” (as defined in such agreement), if, when, and as payable to him, will be 100% of his then-current annual salary and 100% of all incentive and other bonus compensation that would otherwise have been payable to him as if he had remained employed by the Company (calculated on the assumption that 100% of the targets under such bonus plans are achieved) rather than 50% of such amounts.

On May 31, 2002, David Haynes resigned as Vice President of Sales and Marketing. Mr. Haynes remains as a member of Primal’s Board of Directors and audit committee. In addition, Mr. John Rehfeld was nominated to the Board of Directors on May 15, 2002, and Mr. Rehfeld, on July 24, 2002, was elected as a member of the Board of Directors and Chairman of the Audit Committee.

On July 24, 2002, the Board of Directors formed an Audit Committee appointing Mr. John E. Rehfeld as Chairman and Mr. Louis A. Delmonico and Mr. David Haynes as members.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1
Primal Solutions, Inc. Preliminary Distribution Agreement (the “Distribution Agreement”), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to Avery’s Form 8-K dated August 31, 2000 (the “Primal Form 8-K”) and incorporated by reference herein)

2.2	Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form 8-K and incorporated by reference herein)
2.3	Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)
2.4
Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

2.5
Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

2.6
Indemnification Agreement, dated July 31, 2000, by and between Avery Communications, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)

3.1
Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-46494) (“Primal Form SB-2”) and incorporated by reference herein)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Primal Form SB-2 and incorporated by reference herein)
3.3*	Second Amended and Restated Bylaws adopted by the Board of Directors on May 15, 2002
10.1
Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial Services Corporation, Primal Systems Inc., Mark J. Nielsen, John Faltys, Joseph R. Simrell and David Haynes (the “Primal Merger Agreement”) (filed as Exhibit 2.5 to Avery’s Registration Statement on Form SB-2 (Registration No. 333-65133) and incorporated by reference herein)

Exhibit Number	Description of Document
10.2	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)
10.2a	Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the “Primal Form 10-KSB”) and incorporated by reference herein)
10.3	Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)
10.4	Reserved
10.5	Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)
10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)
10.7	Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)
10.8	Form of Change of Control Agreement, as modified on May 3, 2002 (filed as Exhibit 10.8 to the Primal Form 10–QSB filed on May 14, 2002 and incorporated by reference herein)
10.9	Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)
10.9a	First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)
10.10	Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)
10.11	Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)
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
99.1
Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to Primal’s Registration Statement on Form S-8 (Registration No. 333-60298) (the “Primal Form S-8”) and incorporated by reference herein)

Exhibit Number	Description of Document

99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

*	filed herewith

(b)  Reports on Form 8-K

The Registrant has filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.3	Second Amended and Restated Bylaws adopted by the Board of Directors on May 15, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

August 14, 2002
    /s/     William Salway

    William Salway
    Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

August 14, 2002
    /s/    Joseph R. Simrell

    Joseph R. Simrell
    Chief Financial Officer, Vice President of Finance and Administration, and Secretary (Principal Financial and Accounting Officer)