Form 10QSB
period 2002-09-30
PRIMAL SOLUTIONS INC
filed 2002-11-12
CIK 1124217

As filed with the Securities and Exchange Commission on November 12, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 000-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	7372	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

18881 Von Karman Avenue
Suite 500
Irvine, California	92612
(Address and telephone number of Principal Executive Offices)	(Zip Code)

(949) 260-1500
(Issuer’s Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Number of shares outstanding as of the close of business on November 12, 2002:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value.	20,131,212

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,744	$687,645
Accounts receivable, net of allowance for doubtful accounts of $243,970 (2002) and $205,503 (2001)	1,104,505	1,298,712
Prepaid expenses and other current assets	217,669	168,499

Total current assets	1,643,918	2,154,856
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,585,845 (2002) and $1,194,057 (2001)	886,198	1,203,692
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633

	$3,202,289	$4,030,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$865,215	$1,114,107
Deferred revenue	905,123	837,892
Current portion of notes payable	632,794	—
Capital lease obligations	3,052	69,158

Total current liabilities	2,406,184	2,021,157
NOTES PAYABLE, less current portion	1,365,647	1,931,588

Total liabilities	3,771,831	3,952,745
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212 issued and outstanding as of September 30, 2002 and December 31, 2001	201,312	201,312
Additional paid-in capital	11,805,614	11,805,614
Accumulated deficit	(12,576,468)	(11,928,950)

Net stockholders’ equity (deficit)	(569,542)	77,976

	$3,202,289	$4,030,721

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUES:
System revenue	$529,995	$665,400	$1,561,828	$1,743,250
Service revenue	925,077	1,224,560	3,021,257	3,696,813

Total revenues	1,455,072	1,889,960	4,583,085	5,440,063
Cost of systems	2,247	41,181	2,247	64,720
Cost of services	474,892	665,530	1,470,781	2,396,606

COST OF REVENUES	477,139	706,711	1,473,028	2,461,326

GROSS MARGIN	977,933	1,183,249	3,110,057	2,978,737
OPERATING EXPENSES:
Research and development	299,922	276,404	1,208,530	1,690,432
Sales and marketing	240,647	207,293	927,990	1,159,951
Loss on lease abandonment	—	—	—	286,013
Impairment of goodwill	—	5,644,620	—	5,644,620
General and administrative	505,821	930,464	1,492,805	2,835,404

Total operating expenses	1,046,390	7,058,781	3,629,325	11,616,420

LOSS FROM OPERATIONS	(68,457)	(5,875,532)	(519,268)	(8,637,683)
INTEREST AND OTHER EXPENSE, net	(46,109)	(64,103)	(122,430)	(145,965)

LOSS BEFORE INCOME TAX PROVISION	(114,566)	(5,939,635)	(641,698)	(8,783,648)
INCOME TAX PROVISION	—	851	5,820	2,451

NET LOSS	$(114,566)	$(5,940,486)	$(647,518)	$(8,786,099)

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.03)	$(0.44)
Weighted-average basic and diluted common shares outstanding	20,131,212	20,055,087	20,131,212	19,958,485

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647,518)	$(8,786,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,936	1,424,599
Loss on disposal of property and equipment	6,038	—
Impairment of goodwill	—	5,644,620
Amortization of loan payable discount	—	1,900
Provision for doubtful accounts	38,467	74,431
Non-cash loss on lease abandonment	—	200,000
Non-cash stock compensation expense	—	106,371
Non-current accrued interest payable	14,526	—
Reclass of accrued interest expense to note payable to Corsair	—	26,907
Changes in operating assets and liabilities:
Accounts receivable	155,740	211,056
Prepaid expenses and other current assets	(49,170)	115,228
Other assets	—	(80,887)
Accounts payable and other accrued liabilities	(248,892)	132,472
Deferred revenue	67,231	330,113

Net cash used in operating activities	(264,642)	(599,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(88,930)	(21,852)
Proceeds from sale of property and equipment	1,450	—
Repayment from Avery Communications, Inc.	—	36,528

Net cash (used in) provided by investing activities	(87,480)	14,676
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(66,106)	(162,249)
Proceeds from notes payable	60,703	—
Payments on notes payable	(8,376)	(105,954)

Net cash used in financing activities	(13,779)	(268,203)
DECREASE IN CASH AND CASH EQUIVALENTS	$(365,901)	$(852,816)
CASH AND CASH EQUIVALENTS, beginning of period	687,645	1,844,767

CASH AND CASH EQUIVALENTS, end of period	$321,744	$991,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- Cash paid during the period for:
Interest	$107,298	$40,933

Taxes	$5,820	$2,451

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclass of capital lease obligation to note payable to Corsair		$23,621

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (the “Company”) as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the condensed unaudited consolidated financial statements.  Operating results for the three-month or nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The financial statements for the three months and nine months ended September 30, 2002 reflect the operations of the Company as a separate company.  The financial statements for the nine months ended September 30, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through September 30, 2001.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Major Customer and Financial Condition – As discussed in Note 4, the Company’s major customer, which had previously filed for Chapter 11 bankruptcy protection, has announced that its Plan of Reorganization, which was confirmed by the United States Bankruptcy Court in September 2002, became effective on October 8, 2002.  This formal exit from the Chapter 11 process marks the completion of this customer’s corporate and financial restructuring and coincides with the consummation of the pre-negotiated terms of the Plan of Reorganization.  Notwithstanding the confirmation and effectiveness of this customer’s Plan of Reorganization, if there is a material adverse change in this customer’s business or its reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at September 30, 2002 and December 31, 2001 are primarily due from the major customers indicated below.

In the three months ended September 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $150,000.  In the three months ended September 30, 2001, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $427,000.  In the nine months ended September 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $3.4 million and $548,000.  In the nine months ended September 30, 2001, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $3.4 million and $697,000.

Changes in Accounting Principles - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the testing of goodwill for impairment under the new standard by June 30, 2002.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002.  Management will complete an annual testing of goodwill for impairment on September 30th of each year.

In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cashflows.  The evaluation for other long-lived assets  included comparing the estimated future net cash flows associated with the asset to the asset’s carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

future net cash flows. The cashflow calculations were based on management’s best estimates, using appropriate assumptions and projections at the time.

The Company merged with Avery on October 1, 1999.  In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company.  Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years.  On February 9, 2001, the Company was spun-off as a separate company by Avery.  However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off.

As discussed in 2001 quarterly and annual reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill.  Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate.  The Company had significantly reduced personnel and expenses during 2001 and the current cashflow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions.  As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

The following table presents the effects on previously reported net loss if the Company had adopted SFAS No. 142 on January 1, 2001:

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2002	2001	2002	2001

Reported net loss	$(114,566)	$(5,940,486)	$(647,518)	$(8,786,099)
Add back: Goodwill amortization	—	314,165	—	942,614

Adjusted net loss	$(114,566)	$(5,626,321)	$(647,518)	$(7,843,485)

Basic and diluted earnings per share:
Reported net loss per share	$(0.01)	$(0.30)	$(0.03)	$(0.44)
Goodwill amortization per share	—	0.02	—	0.05

Adjusted net loss per share	$(0.01)	$(0.28)	$(0.03)	$(0.39)

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

On November 14-15, 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued Topic D-103, requiring reimbursements received for “out of pocket” expenses incurred to be recorded as revenue in the income statement.  EITF Topic D-103 became effective for periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods should be restated.  The adoption of EITF Topic D-103 did not have a material impact on the Company’s consolidated financial statements.  The Company reclassed $7,206 and $47,920 for the three and nine months ended September 30, 2001, respectively.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic loss per share-
Net loss available to stockholders	$(114,566)	$(5,940,486)	$(647,518)	$(8,786,099)

Denominator:
Denominator for basic loss per share--
Weighted average shares outstanding during the period	20,131,212	20,055,087	20,131,212	19,958,485
Net effect of dilutive stock options	—	—	—	—

Weighted average common equivalent shares	20,131,212	20,055,087	20,131,212	19,958,485

Net loss per share:
Basic and Diluted	$(0.01)	$(0.30)	$(0.03)	$(0.44)

Not included in the above table are the dilutive effect of options to purchase 203,000 and 142,000 shares of common stock for the three months ended September 30, 2002 and 2001, respectively, and 268,000 and 202,000 shares for the nine months ended September 30, 2002 and 2001, respectively, because their effects were antidilutive.

	Reclassification – Certain prior year amounts were reclassified to conform with the current year presentation.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	LOSS ON LEASE ABANDONMENT

The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and in 2001 consolidated its operations to 14,000 square feet of space.  During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments.  In June 2001, the Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007.  As a result, in the quarter ended June 30, 2001, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of the net loss on lease abandonment charge of $286,000 for the nine months ended September 30, 2001.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	NOTES PAYABLE

	The following represent balances due under the notes payable, including accrued interest:

		Current	Non Current	Total

	September 30, 2002:
	Corsair Communications, Inc.	$613,948	$1,108,470	$1,722,418
	Spieker Properties, L.P.	—	223,696	223,696
	Sunwest Bank	18,846	33,481	52,327

	Total	$632,794	$1,365,647	$1,998,441

	December 31, 2001:
	Corsair Communications, Inc.	$—	$1,722,418	$1,722,418
	Spieker Properties, L.P.	—	209,170	209,170

	Total	$—	$1,931,588	$1,931,588

	Note Payable to Corsair Communications, Inc.

On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber’s Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed wholly-owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair.  The note payable had an interest rate of 10% and was secured by substantially all the property and equipment that was acquired from Corsair.  Principal and interest was payable monthly with all unpaid principal and interest originally due May 2001.  The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

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

In December 2001, the Company again amended the terms of the Corsair note payable.  At the time of the amendment, the accrued interest was $185,903.  As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001.  The amended terms of the note also extends the maturity of the note from May 2004 to December 2004, required no principal payments to be made in 2002 and required monthly amortized principal and interest payments of $77,900 due beginning January 2003 at an adjusted interest rate of 8%.

	Note Payable to Spieker Properties, L.P.

As discussed in Note 2, in June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company agreed to sign a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Note Payable to Sunwest Bank.

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the lines of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.25% and 2.0% (7.0% and 6.75%, at September 30, 2002), respectively, due in October 2004.  The loan agreement does not include any specific financial covenants that the Company is required to meet, however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  The loan is structured as a $100,000 facility to purchase equipment, with amortized payments due in October 2004 with an adjustable interest rate of 2.25% plus prime (7.0% at September 30, 2002).  At September 30, 2002, the balance of the loan was $52,327.

	The following table represents the contractual payments associated with the notes payable as of September 30, 2002:

		Interest Payments	Principal Payments	Total Payments

	Year ending December 31:
	2002	$140,081	$6,283	$146,364
	2003	110,357	852,021	962,378
	2004	39,959	916,441	956,400
	2005	—	—	—
	2006	—	—	—
	2007	113,734	223,696	337,430

	Total	$404,131	$1,998,441	$2,402,572

4.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

Litigation - On January 23, 2002, the Company’s wholly-owned subsidiary, Wireless Billing Systems (“Wireless Billing”), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation (“Netvoice”), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing was seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs.  Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 “B.”  (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code (“Chapter 11 petition”).)  Netvoice agreed to the injunctive relief sought by Wireless

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice’s Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice’s Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed.  On October 9, 2002, the United State Bankruptcy Court for the Eastern District of Louisiana approved a written settlement between Company and the Chapter 7 Trustee to dismiss the monetary claim of the Company against Netvoice and Netvoice’s counterclaim against the Company in the pending adversary proceeding.  The injunction obtained by the Company will remain effective.  The Company believes that the mutual dismissal of these claims does not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Risks and Uncertainties - The Company’s largest customer has announced that its Plan of Reorganization, which was confirmed by the United States Bankruptcy Court in September 2002, became effective on October 8, 2002.  This formal exit from the Chapter 11 process marks the completion of this customer’s corporate and financial restructuring and coincides with the consummation of the pre-negotiated terms of the Plan of Reorganization.  The Company continues to have a good relationship with this customer.  The accounts receivable balance for this customer at September 30, 2002 was $1.0 million, which has been substantially collected subsequent to September 30, 2002.

As previously reported, the Company’s largest customer filed for protection under Chapter 11 of the United States Bankruptcy Code in June 2002, and sought to obtain expeditious approval of a pre-negotiated plan of reorganization.  As of the date of this Quarterly Report, this customer’s bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer.  Based upon conversations between the customer’s management and the Company’s management, the Company did not at that time anticipate that this customer’s bankruptcy filing would have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations.  Notwithstanding the confirmation and effectiveness of this customer’s Plan of Reorganization, if there is a material adverse change in this customer’s business or its reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern.  Because of the significance of this customer, management maintains a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.  However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern.

5.	STOCK BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the Department of Corporations of the State of California issuing a permit and qualifying the Stock Option Plan, as amended, the Board of Directors granted its final approval of the Stock Option Plan, as amended.  At the Company’s annual meeting in July 2002, the shareholders approved the Stock Option Plan.  Under the terms of the Stock Option Plan,

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  Options to purchase an aggregate of 65,000 shares at a price of $0.05 per share, the fair market value of the Company’s common stock on the grant date, were granted during the quarter ended September 30, 2002, and options to purchase an aggregate of 165,000 shares were granted with a weighted average exercise price of $0.06 during the nine months ended September 30, 2002.  At September 30, 2002, options to purchase 1,399,373 shares of common stock were exercisable at a weighted-average exercise price of $0.07 and options to purchase 1,736,591 shares were available for grant under the Stock Option Plan.

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

The Company’s reportable operating segments include Systems and Services.  The Systems operating segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions.  The Services segment provides after-sale support for software products, programming, maintenance, customization, and consulting services related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The operating segment data for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Systems	Services	Total

Three months ended September 30, 2002
Revenues	$529,995	$925,077	$1,455,072
Cost of Revenues	2,247	474,892	477,139

Gross Profit	$527,748	$450,185	$977,933

Three months ended September 30, 2001
Revenues	$665,400	$1,224,560	$1,889,960
Cost of Revenues	41,181	665,530	706,711

Gross Profit	$624,219	$559,030	$1,183,249

Nine months ended September 30, 2002
Revenues	$1,561,828	$3,021,257	$4,583,085
Cost of Revenues	2,247	1,470,781	1,473,028

Gross Profit	$1,559,581	$1,550,476	$3,110,057

Nine months ended September 30, 2001
Revenues	$1,743,250	$3,696,813	$5,440,063
Cost of Revenues	64,720	2,396,606	2,461,326

Gross Profit	$1,678,530	$1,300,207	$2,978,737

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, net income (loss), and property and equipment, net concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended September 30, 2002
Revenues	$1,194,685	$164,366	$96,021	$1,455,072
Gross Profit	802,931	110,468	64,534	977,933
Net loss	(94,065)	(12,941)	(7,560)	(114,566)
Property and equipment, net	886,198			886,198
Three months ended September 30, 2001
Revenues	$1,597,154	$160,406	$132,400	$1,889,960
Gross Profit	999,931	100,426	82,892	1,183,249
Net loss	(5,020,144)	(504,185)	(416,157)	(5,940,486)
Property and equipment, net	1,341,285			1,341,285
Nine months ended September 30, 2002
Revenues	$3,574,096	$665,537	$343,452	$4,583,085
Gross Profit	2,425,362	451,630	233,065	3,110,057
Net loss	(504,964)	(94,030)	(48,524)	(647,518)
Property and equipment, net	886,198			886,198
Nine months ended September 30, 2001
Revenues	$4,514,532	$501,274	$424,257	$5,440,063
Gross Profit	2,471,957	274,475	232,305	2,978,737
Net loss	(7,291,298)	(809,594)	(685,207)	(8,786,099)
Property and equipment, net	1,341,285			1,341,285

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended September 30, 2002	$150,348	$96,021	$1,176,911
Three months ended September 30, 2001	146,388	106,949	1,579,380
Nine months ended September 30, 2002	548,483	318,091	3,520,772
Nine months ended September 30, 2001	459,220	347,905	4,461,207

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

              In 2002, we are continuing to focus on controlling costs as well as aggressively seek out new sales opportunities for Access IM®, our convergent network mediation software product, and Connect CCB®, our convergent integrated billing software product, through our direct sales force and our partnerships with communications infrastructure providers.  These have been and continue to be a very competitive markets with many competitors.  With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist.  We expect this trend to continue until the economic conditions in our industry improve.  We believe we will be able to continue to compete for new sales based on our products’ features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

              Since 2001, the aforementioned world-wide economic downturn has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs.  In addition, the sales cycles for our products have lengthened which has resulted, and could continue to result, in a delay in revenue recognition from new sales.  Additionally, market conditions have caused downward pressure on pricing for our products which has resulted in lower overall revenue on a per sale basis.  However, we believe the demand for the next generation of communications services provided by packet-based networks (“next generation networks”) will continue to grow in the future because they provide a lower-cost alternative over traditional circuit-based networks for deploying new voice and data communications services to businesses and consumers alike.  These new services allow CSPs to attract new customers or “lock in” existing customers with robust and competitive communications solutions.

              In order to better respond to these market conditions, we have refined our product emphasis and marketing efforts to match the interest shown by both the established and emerging CSPs.  For example, we have created a new product platform, Connect IXC™, bundling our mediation product with our rating product to better meet the market demands present today.  In addition, we have added a pricing structure which allows customers to pay monthly fees for licensing and services.

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

Results of operations for the three months ended September 30, 2002 and 2001

Revenues

              Total revenues were $1.5 million for the three months ended September 30, 2002, and $1.9 million for the three months ended September 30, 2001.

              System revenue decreased to $530,000, or 36% of total revenues, for the three months ended September 30, 2002, from $665,000, or 35% of total revenues, for the three months ended September 30, 2001 due to a decrease in new license sales as a result of continued economic downturn in the telecommunications market.

              Service revenue decreased to $925,000, or 64% of total revenues, for the three months ended September 30, 2002, from $1.2 million, or 65% of revenues, for the three months ended September 30, 2001.  The decrease in the dollar amount of service revenues primarily resulted from a decrease in maintenance revenues due to a turnover in our customer base and a decrease in professional services revenue.

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

Cost of Revenues

              Total cost of revenues decreased to $477,000, or 33% of total revenues, for the three months ended September 30, 2002, from $707,000, or 37% of total revenues, for the three months ended September 30, 2001.

              Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date.

              Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue decreased to $475,000, or 51% of service revenue, for the three months ended September 30, 2002 from $666,000, or 54% of service revenue, for the three months ended September 30, 2001.  The decrease of cost of service revenue was primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in average number of employees to 14 from 22 in the prior year performing such services.

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

              Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased to $300,000, or 21% of total revenues, for the three months ended September 30, 2002, from $276,000, or 15% of total revenues for the three months ended September 30, 2001.  The increase was primarily due to a increase in personnel dedicated to research and development activity in the quarter.  During the quarter, more resources were dedicated to integration and interoperability testing with new business partners products.

Sales and Marketing

              Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses increased to $241,000, or 17% of total revenues, for the three months ended September 30, 2002, from $207,000, or 11% of total revenues, for the three months ended September 30, 2001.  The increase was primarily due to an increase in marketing personnel costs due to an increase in average salaries.

Impairment of Goodwill

              In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cashflows.  The evaluation for other long-lived assets  included comparing the estimated future net cash flows associated with the asset to the asset’s carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cashflow calculations were based on management’s best estimates, using appropriate assumptions and projections at the time.

              The Company merged with Avery on October 1, 1999.  In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company.  Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years.  On February 9, 2001, the Company was spun-off as a separate company by Avery.  However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off.

              As discussed in 2001 quarterly and annual reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill.  Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate.  The Company had significantly reduced personnel and expenses during 2001 and the current cashflow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions.  As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

              On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the testing of goodwill for impairment under the new standard by June 30, 2002.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002.  Management will complete an annual testing of goodwill for impairment on September 30th of each year.

General and Administrative

              General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.  General and administrative expenses decreased to $506,000, or 35% of total revenues for the three months ended September 30, 2002, from $930,000, or 49% of total revenues for the three months ended September 30, 2001, primarily due to a decrease in goodwill amortization to none as compared to $314,000 in the three months ended September 30, 2001, and a decrease in legal expenses to $51,000 as compared to $138,000 due to a decrease in contract, securities law and general services.

              Depreciation and amortization expense included in the results of operations decreased to $109,000 for the three months ended September 30, 2002, as compared to $475,000 for the three months ended September 30, 2001, primarily due to the decrease in goodwill amortization to none as compared to $314,000 in the three months ended September 30, 2001, as the Company no longer amortizes goodwill in accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 in 2002.

Interest and Other Expense, Net

              Other expense decreased to $46,000 for the three months ended September 30, 2002, from $64,000 for the three months ended September 30, 2001 primarily due to a decrease in interest expense.

Results of operations for the nine months ended September 30, 2002 and 2001

Total Revenue

              Total revenue decreased to $4.6 million for the nine months ended September 30, 2002, from $5.4 million for the nine months ended September 30, 2001.

              System revenue decreased to $1.6 million, or 34% of total revenues, for the nine months ended September 30, 2002, as compared to $1.7 million, or 32% of total revenues, for the nine months ended September 30, 2001. System revenue primarily includes recurring license revenue which has remained consistent for both periods.

              Service revenue decreased to $3.0 million, or 66% of total revenues, for the nine months ended September 30, 2002, from $3.7 million, or 68% of revenues, for the nine months ended September 30, 2001. The decrease in service revenue was due to a reduction in professional services revenue relating to a lower level of demand for services from existing customers compared to the prior year.

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

Cost of Revenues

              Total cost of revenues decreased to $1.5 million, or 32% of total revenues, for the nine months ended September 30, 2002, from $2.5 million, or 45% of total revenues, for the nine months ended September 30, 2001.

              Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date.

              Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $1.5 million, or 49% of service revenue,  for the nine months ended September 30, 2002 as compared to $2.4 million, or 65% of service revenue, for the nine months ended September 30, 2001. The decrease was primarily attributed to a decrease in resources used in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in average number of employees to 16 from 26 in the prior year performing such services.

Research and Development

              Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $1.2 million, or 26% of total revenues, for the nine months ended September 30, 2002, from $1.7 million, or 31% of total revenues for the nine months ended September 30, 2001. The decrease is primarily due to a decrease in personnel and resources dedicated to research and development activity.  The average number of employees for the nine months ended September 30, 2002 decreased to 12 as compared to 18 during the nine months ended September 30, 2001.

Sales and Marketing

              Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $928,000, or 20% of total revenues, for the nine months ended September 30, 2002, from $1.2 million, or 21% of total revenues, for the nine months ended September 30, 2001. The decrease is primarily due to a reduction in costs relative to sales and marketing personnel and trade shows.

Loss on Lease Abandonment

              The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and in 2001 consolidated its operations to 14,000 square feet of space.  During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million, which represented the cost of the future lease payments.  In June 2001, the Company and the landlord amended the lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to initially lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in April 2007.  As a result, in the quarter ended June 30, 2001, the Company reversed $1.3 million of the lease loss liability recorded at March 31, 2001 resulting in the recognition of the net loss on lease abandonment charge of $286,000 for the nine months ended September 30, 2001.

Impairment of Goodwill

              In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cashflows.  The evaluation for other long-lived assets  included comparing the estimated future net cash flows associated with the asset to the asset’s carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cashflow calculations were based on management’s best estimates, using appropriate assumptions and projections at the time.

              The Company merged with Avery on October 1, 1999.  In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company.  Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years.  On February 9, 2001, the Company was spun-off as a separate company by Avery.  However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off.

              As discussed in 2001 quarterly and annual reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill.  Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate.  The Company had significantly reduced personnel and expenses during 2001 and the current cashflow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions.  As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

              On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the testing of goodwill for impairment under the new standard by June 30, 2002.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002.  Management will complete an annual testing of goodwill for impairment on September 30th of each year.

General and Administrative

              General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $1.5 million, or 33% of total revenues, for the nine months ended September 30, 2002, from $2.8 million, or 52% of total revenues, for the nine months ended September 30, 2001, primarily due to the decrease in goodwill amortization, general and administrative personnel costs and legal costs.  Goodwill amortization decreased to none as compared to $943,000 as a result of adopting SFAS No. 142.  Personnel costs decreased as a result in decrease in staff and stock compensation expenses recorded in prior year related to the stock distribution in February 2001.  Legal expenses decreased to $150,000 as compared to $291,000 in the prior year due to due to a decrease in contract, securities law and general services.

              Depreciation and amortization expense included in the results of operations decreased to $399,000 for the nine months ended September 30, 2002, as compared to $1.4 million for the nine months ended September 30, 2001, primarily due to the decrease in goodwill amortization to none as compared to $943,000 in the nine months ended September 30, 2001, as the Company no longer amortizes goodwill in accordance with the adoption of SFAS No. 142 in 2002.

Interest and Other Expense, Net

              Other expense decreased to $122,000 for the nine months ended September 30, 2002, from $146,000 for the nine months ended September 30, 2001 primarily due to a decrease in interest expense.

Liquidity and Capital Resources

              Our cash balance decreased to $322,000 at September 30, 2002, from $688,000 at December 31, 2001, primarily due to net loss from operations as a result of decrease in revenue partially offset a reduction in operating expenses in 2002.  Our working capital, defined as current assets less current liabilities, decreased to a deficit of $762,000 at September 30, 2002, as compared to a surplus of $134,000 at December 31, 2001.  The decrease in working capital was primarily due to an increase in current portion of notes payable of $633,000 due in 2003 and a decrease in cash of $366,000.

              Net cash used in operating activities decreased to $265,000 for the nine months ended September 30, 2002, as compared to $599,000 for the nine months ended September 30, 2001, primarily due to an improvement in net operating loss, which was attributed to a decrease in operating expenses as a result of our cost reduction efforts in 2001 and 2002 as well as a reduction in depreciation and amortization primarily due to the elimination of goodwill amortization in 2002.

              Net cash (used in) provided by investing activities decreased to ($87,000) for the nine months ended September 30, 2002, as compared to $15,000 for the nine months ended September 30, 2001, due to the increase in purchases of property and equipment offset partially by a $37,000 decrease in the repayment from Avery.

              Net cash used in financing activities decreased to $14,000 for the nine months ended September 30, 2002, as compared to $268,000 for the nine months ended September 30, 2001, primarily due to a decrease in payments on notes payable and a decrease in payments on capital lease obligations.

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

              In May 2002, the Company entered two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  During May 2002, the Company used the equipment line of credit to finance a $61,000 purchase of fixed assets.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the lines of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.25% and 2.0%(7.0% and 6.75% at September 30, 2002), respectively, due in October 2004.  At September 30, 2002, the balance of the equipment line of credit was $52,000 and there was no balance outstanding on the operating line of credit with available balances of $48,000 and $100,000, respectively, on the lines of credit.

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

              The Company’s largest customer has announced that its Plan of Reorganization, which was confirmed by the United States Bankruptcy Court in September 2002, became effective on October 8, 2002.  This formal exit from the Chapter 11 process marks the completion of this customer’s corporate and financial restructuring and coincides with the consummation of the pre-negotiated terms of the Plan of Reorganization.  The Company continues to have a good relationship with this customer.  The accounts receivable balance for this customer at September 30, 2002 was $1.0 million, which has been substantially collected subsequent to September 30, 2002.

              As previously reported, the Company’s largest customer filed for protection under Chapter 11 of the United States Bankruptcy Code in June 2002, and sought to obtain expeditious approval of a pre-negotiated plan of reorganization.  As of the date of this Quarterly Report, this customer’s bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer.  Based upon conversations between the customer’s management and the Company’s management, the Company did not at that time anticipate that this customer’s bankruptcy filing would have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations.  Notwithstanding the confirmation and effectiveness of this customer’s Plan of Reorganization, if there is a material adverse change in this customer’s business or its reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the

Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern.  Because of the significance of this customer, management maintains a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.  However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern.

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

Changes in Accounting Principles

              On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, requires the testing of goodwill for impairment under the new standard by June 30, 2002.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and June 30, 2002. Management will complete an annual testing of goodwill for impairment on September 30th of each year.

              In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cashflows.  The evaluation for other long-lived assets  included comparing the estimated future net cash flows associated with the asset to the asset’s carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cashflow calculations were based on management’s best estimates, using appropriate assumptions and projections at the time.

              The Company merged with Avery on October 1, 1999.  In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company.  Since October 1, 1999, the goodwill has been amortized using a straight-line method over its estimated useful life of seven years.  On February 9, 2001, the Company was spun-off as a separate company by Avery.  However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off.

              As discussed in 2001 quarterly and annual reports, the Company during the quarter ended September 30, 2001 assessed the recoverability of the amounts recorded for goodwill.  Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate.  The Company had significantly reduced personnel and expenses during 2001 and the current cashflow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions.  As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the writedown of goodwill to its estimated recoverable amount based on such revised forecast.

              The following table presents the effects on previously reported net loss if the Company had adopted SFAS No. 142 on January 1, 2001:

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2002	2001	2002	2001

Reported net loss	$(114,566)	$(5,940,486)	$(647,518)	$(8,786,099)
Add back: Goodwill amortization	—	314,165	—	942,614

Adjusted net loss	$(114,566)	$(5,626,321)	$(647,518)	$(7,843,485)

Basic and diluted earnings per share:
Reported net loss per share	$(0.01)	$(0.30)	$(0.03)	$(0.44)
Goodwill amortization per share	—	0.02	—	0.05

Adjusted net loss per share	$(0.01)	$(0.28)	$(0.03)	$(0.39)

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

Recent Accounting Pronouncements

              In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

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

              From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets.  In 2001, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by established and emerging service providers and a sharp contraction in the availability of capital.  This trend has continued in 2002, and these conditions have caused a substantial reduction in demand for telecommunications equipment and software, including our products.

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

              In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $648,000, $8.4 million and $4.5 million for the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000, respectively. We had an accumulated deficit of $12.6 million as of September 30, 2002. And we could incur net losses for the foreseeable future.

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

              A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments.  Our total revenues from our two largest customers during the nine months ended September 30, 2002 and the year ended December 31, 2001 represented approximately 86% and 74%, respectively, of total revenues.  Two customers individually accounted for 10% or more of our total revenues for the nine months ended September 30, 2002 and for the year 2001.  As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

              The Company’s largest customer has announced that its Plan of Reorganization, which was confirmed by the United States Bankruptcy Court in September 2002, became effective on October 8, 2002.  This formal exit from the Chapter 11 process marks the completion of this customer’s corporate and financial restructuring and coincides with the consummation of the pre-negotiated terms of the Plan of Reorganization.  The Company continues to have a good relationship with this customer.  The accounts receivable balance for this customer at September 30, 2002 was $1.0 million, which has been substantially collected subsequent to September 30, 2002.

              As previously reported, the Company’s largest customer filed for protection under Chapter 11 of the United States Bankruptcy Code in June 2002, and sought to obtain expeditious approval of a pre-negotiated plan of reorganization.  As of the date of this Quarterly Report, this customer’s bankruptcy filing has not had any material adverse effect on the business relationship between the Company and this customer.  Based upon conversations between the customer’s management and the Company’s management, the Company did not at that time anticipate that this customer’s bankruptcy filing would have an immediate, material adverse effect on this business relationship, because the Company’s products and services are critical to this customer’s ongoing operations.  Notwithstanding the confirmation and effectiveness of this customer’s Plan of Reorganization, if there is a material adverse change in this customer’s business or its reorganization, or if this customer materially and adversely changes its business relationship with the Company from the current relationship and position that it has communicated to the Company most recently, the Company’s business, operating results, and financial condition could be materially and adversely affected including the Company’s ability to continue as a going concern.  Because of the significance of this customer, management maintains a contingency plan to continue operating should there be a material and adverse change to its relationship with this customer.  However, there is no assurance that the Company would be able to effectively implement a contingency plan when required, or that the contingency plan would yield the expected cost saving necessary to continue as a going concern.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

              Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by one or more of the following:

•	customer unwillingness to implement our software products;

•	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	our customers’ inability to raise capital to finance their business plans and capital expenditures;

•	new product introductions by our competitors;

•	any failure of our products to perform as expected; or

•	any difficulty we may incur in meeting customers’ delivery requirements,

•	the market perception of our working capital deficit.

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

              The sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year.  Our products involve a commitment of capital, time and internal resources that may be significant to the customer.  In addition, market conditions have lengthened the sales cycles associated with our products.  These delays may reduce our revenues in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

If we do not increase market awareness of our products, our business may not grow.

              We sell our software products primarily through our direct sales force.  Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force.  Our ability to increase revenues significantly will suffer if we fail to retain qualified sales personnel.

              During 2002, we have augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers, and value-added resellers.  However, there is no guarantee that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

              During 2002, we plan to expand our international operations, but we may face significant barriers to this expansion.  Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 23%, 18%, 26% and 43% of our total revenues for the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999, respectively.  We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

              Our international operations face numerous risks.  Our products must be localized—customized to meet local user needs—in order to be sold in particular foreign countries.  Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate.  We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries.  In addition, we have only a limited history of marketing, selling and supporting our products and services internationally and limited financial resources to do so.  As a result,  we must focus on entering into strategic relationships with companies in international markets.  If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

              We also face certain other risks inherent in conducting business internationally, such as:

•	difficulties and costs of securing and training international partners;

•	language and cultural differences;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonal business activity in certain parts of the world;

•	fluctuations in currency exchange rates;

•	legal and governmental regulatory requirements;

•	trade barriers; and

•	potentially adverse tax consequences.

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

Because some stockholders will together beneficially own or have the right to vote 34.3% of our voting stock, the voting power of other stockholders may be limited.

              Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 34.3% of the outstanding shares of common stock.  As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination.  This may delay or prevent an acquisition or cause the market price of our stock to decline.  Some of these persons or entities may have interests different than yours.  For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

Item 3.   Controls and Procedures

              Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

              It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

              On January 23, 2002, the Company’s wholly-owned subsidiary, Wireless Billing Systems (“Wireless Billing”), filed a Complaint for Damages, Injunctive Relief, and Motion for Preliminary Injunction and to Modify Automatic Stay against Netvoice Technologies Corporation (“Netvoice”), alleging, among other things, (i) breach of contract by Netvoice for failure to pay sums due and failure to comply with the termination requirements under a license agreement between Wireless Billing and Netvoice and (ii) copyright infringement. Wireless Billing was seeking unpaid amounts under the license agreement, injunctive relief and damages for copyright infringement, and attorneys fees and costs.  Wireless Billing Systems dba Primal Billing Solutions v. Netvoice Technologies Corporation, United States Bankruptcy Court, Eastern District of Louisiana, Case No. 01-18342 ”B.”  (On October 24, 2001, Netvoice filed a voluntary petition seeking protection under Chapter 11 of the Bankruptcy Code (“Chapter 11 petition”).)  Netvoice agreed to the injunctive relief sought by Wireless Billing; but, on February 22, 2002, Netvoice filed an Answer and Counterclaim against Wireless Billing, alleging, among other things, breach of contract by Wireless Billing for failure to timely deliver software components under the license agreement, and seeking a return of the $628,697.04 allegedly paid by Netvoice to Wireless Billing under the license agreement prior to Netvoice’s Chapter 11 petition, in addition to attorney fees, costs, and other unspecified damages. Subsequently, on April 16, 2002, Netvoice’s Chapter 11 case was converted to Chapter 7, and a Chapter 7 Trustee was appointed.  On October 9, 2002, the United State Bankruptcy Court for the Eastern District of Louisiana approved a written settlement between Company and the Chapter 7 Trustee to dismiss the monetary claim of the Company against Netvoice and Netvoice’s counterclaim against the Company in the pending adversary proceeding.  The injunction obtained by the Company will remain effective.  The Company believes that the mutual dismissal of these claims does not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

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

*Excludes 161,995 broker non-votes
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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Primal Form SB-2 and incorporated by reference herein)

3.3	Second Amended and Restated Bylaws adopted by the Board of Directors on May 15, 2002 (filed as Exhibit 3.3 to the Primal Form 10-QSB filed on August 14, 2002 and incorporated by reference herein)

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

Exhibit Number	Description of Document

10.2	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)

10.2a	Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the “Primal Form 10-KSB”) and incorporated by reference herein)

10.3	Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)

10.4	Reserved

10.5	Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)

10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)

10.7	Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)

10.8	Form of Change of Control Agreement , as modified on May 3, 2002 (filed as Exhibit 10.8 to the Primal Form 10–QSB filed on May 14, 2002 and incorporated by reference herein)

10.9	Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)

10.9a	First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)

10.10	Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)

10.11	Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)

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

(b) Reports on Form 8-K

              The Registrant has filed no Current Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

November 12, 2002	/s/ WILLIAM SALWAY

William Salway Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

November 12, 2002	/s/ JOSEPH R. SIMRELL

Joseph R. Simrell Chief Financial Officer, Vice President of Finance and Administration, and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, William Salway, certify that:

              1. I have reviewed this quarterly report on Form 10-QSB of Primal Solutions, Inc.;

              2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. the registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

              6. the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM SALWAY

William Salway CEO Primal Solutions, Inc November 12, 2002

CERTIFICATIONS

I, Joseph R. Simrell, certify that:

              1. I have reviewed this quarterly report on Form 10-QSB of Primal Solutions, Inc.;

              2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. the registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

              6. the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH R. SIMRELL

Joseph R. Simrell CFO Primal Solutions, Inc November 12, 2002