Form 10KSB
period 2002-12-31
PRIMAL SOLUTIONS INC
filed 2003-03-28
CIK 1124217

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 28, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No: 000-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	7372	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

18881 Von Karman Avenue Suite 500 Irvine, California	92612
(Address and telephone number of Principal Executive Offices)	(Zip Code)

(949) 260-1500
(Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year:	$6,127,945
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2003	$776,000
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 17, 2003:	20,131,212

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

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

        Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver communications software solutions that allow Communications Service Providers ("CSP") using internet protocol technology to generate revenue from their internet protocol networks ("IP networks"). IP networks provide a lower cost alternative from traditional circuit-based network infrastructure and allow new enhanced services to be introduced more rapidly on existing data networks. Examples of these new enhanced services include broadband data services; unified communications; and voice over IP networks ("VOIP"), including voice over cable and international long distance communication using IP networks. Primal's communications software products enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.

        During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. During 2002, capital spending in the communications industry continued to decline. Large established CSPs delayed capital spending for equipment and related software. The number of emerging or start up CSPs also continued to decline through market consolidation. However, the demand for the "next-generation" technology that provides communications services using IP networks continues to grow.

        In order to respond to these market conditions, Primal has focused its marketing and product strategy on IP networks. Primal believes that the greatest opportunity for growth in sales of both its products and services will be for CSPs who utilize IP networks for voice and data services. While there may be a few opportunities for providing Primal's products and services to CSPs who have both circuit and IP networks, we believe that these opportunities will continue to decline as most CSPs with both types of networks currently rely on the circuit-based network to collect data to generate revenue.

        The primary markets that show signs of growth opportunities for our products and services are broadband and cable multiple service operators ("MSO"), international long distance using voice over internet protocol ("VOIP"), and enhanced services combining voice and data capabilities. In addition to licensing software products to these markets, there is also an opportunity to provide our products in a managed service arrangement where Primal would manage, maintain and support the operating and business support software applications for the CSP. Primal believes there is a growing interest by CSPs to look to software vendors, such as Primal, for such outsourcing services to accelerate the introduction of new services into their markets, decrease operating costs, and increase overall operational efficiency.

Products

        Primal's products are Access IM®—network mediation; Connect RTR™—real-time rating; Connect EBP&P™—electronic bill presentment and payment; Connect Prepay™—prepaid billing; and Connect CCB®—integrated customer care and billing.

        In addition to providing individual software products, Primal has integrated selected products to create bundled solutions tailored to specific market needs. Connect IXC™ is an example of a bundled solution that includes integrated mediation and rating to allow a CSP to quickly roll-out a new service and generate a usage-based billing record that can in turn be used by the CSP's existing billing system. This bundled solution simplifies and quickens the rollout of new services by reducing the number of different systems potentially required to generate billing records for the new services thereby allowing the CSP to begin generating revenue sooner from these new services.

  Access IM—Network Mediation

        Access IM Network Mediation serves as a vital link between a CSP's network and its business support systems such as billing, network management, fraud control and customer service systems. The critical functionality of Access IM includes:

  •
  the collection of accounting events from all network elements involved in a call, session or service;

  •
  the correlation and combining of this accounting data into a single call detail record ("CDR") for a single call, session or service;

  •
  the formatting of the CDR into a format required by a billing system or other business support system; and

  •
  the persistent storage and archiving of the CDRs for system redundancy, fail-over protection, and future retrieval.

        Access IM is designed as a scalable, high-availability software. It can be installed on a single server or multiple servers, depending on the business needs and network design of the CSP.

  Connect RTR—Rating

        Connect RTR Rating is the real time application that assigns a value to a call, event or session based on a criterion such as distance, duration, time of day and quality of service associated with a customer or user of a network. Connect RTR provides this critical functionality for CSPs. This functionality includes:

  •
  the ability to receive and rate CDRs in real-time;

  •
  user configuration of rate plans;

  •
  open interface of subscriber information for easy integration with existing billing and provisioning systems;

  •
  support of very simple and very complex rate plans to support a wide variety of network generated events;

  •
  table-driven configuration of rules to analyze and enhance records;

  •
  support of industry standard location and rate information such as those provided by vendors such as Telcordia or CCMI; and

  •
  easy replication of rules for greatest flexibility.

        Connect RTR can be installed as a stand-alone product so a CSP can acquire the Connect RTR software and use it with an existing mediation or billing system.

  Connect Prepay—Prepaid Billing

        Connect Prepay Prepaid Billing services allow a subscriber to establish a debit account with a CSP. As the subscriber places calls, his/her account is charged for services in real-time. Connect Prepay is a software solution that provides integration of three applications that are essential for pre-paid services: the Call Host, the Rating server and the Calling Card Manager.

        The Call Host application is the link between the CSP's network and its customer. The Prepay Host receives incoming requests for calls, triggers appropriate voice messages, authorizes calls based on the monetary value of the call and then, sends the instructions to the network for initiation and termination of a call or service ("call set up and tear down").

        The Rating server communicates with the Call Host application. It evaluates the calls that are initiated to determine the allowable duration or services authorized for the customer. After a call is terminated, it converts the events into monetary values that will be used to decrement the account/card value.

        The Card Manger is integrated with both the Rating server and the Host application. The Card Manager maintains account/card balances and all parameters associated with prepaid calling cards.

  Connect CCB—Integrated Customer Care and Billing

        Connect CCB Integrated Customer Care and Billing is Primal's integrated modular customer care and billing software solution. The modules include orders care, payment processing, credit and collections, invoice processing, reporting and flow-through provisioning. This solution provides integrated functionality for CSPs to manage customers and a full range of communications products and services. Connect CCB can be licensed as a stand-alone product, or bundled as an integrated solution with the Access IM mediation, Connect RTR rating and Connect EBP&P products.

        Connect CCB provides a web-based, graphical user interface for all customer acquisition and customer service activities. Connect CCB's scalability has been proven in individual commercial CSP installations supporting over 3.5 million customers and over 1,000 online users so it can be used for a small or start up CSP or for a very large CSP.

  Connect EBP&P—Electronic Bill Presentment & Payment

        Connect EBP&P Electronic Bill Presentment & Payment allows CSPs to offer bill presentment and payment to subscribers over the Internet. Subscribers can view, analyze and pay their bills via a web browser. Customer self service functions that can be performed using this module include: Bill Review, Bill History, View Current Unbilled Usage, Detail Inquiry, Download Bill in spreadsheet or Adobe Portable Document Format (PDF®), Bill Payment, Account Management and Customer Service Contact. Connect EBP&P is an optional module that can be implemented in conjunction with the Connect IXC solution or with the Connect CCB Customer Care and Billing application.

Services

        Primal's services consist of providing maintenance and support for customers who purchase our software products, consulting services and application management. Maintenance and support services are generally provided under maintenance agreements that are renewed on an annual basis or in conjunction with monthly license agreements. These agreements entitle our customers to telephone technical support and routine software maintenance upgrades. We provide these services from our headquarters in Irvine, California, and from our offices in Amsterdam, The Netherlands.

        Our consulting services consist of business consulting, training and implementation management. Professional consulting consists of business requirements documentation, and analysis of the suitability of software systems for our customers' business.

        Our training programs can be classroom programs or one-on-one training for our customers. Training programs can be provided at our headquarters or at our customer's locations. Our training programs are designed to provide users with the ability to deploy, use and maintain our products.

        Our implementation services consist of program management and technical expertise necessary to integrate our products with our customers' networks. These services sometimes include modification or customization of our software products to suit our customer's business needs.

        Our application management services consist of providing the necessary personnel and expertise for the day-to-day management and maintenance of our products. We may manage software products that are physically located at our premises, a third-party co-location facility or at our customers' premises. Application management services are generally provided under a separate application management between our customers and us. These agreements generally state the services that are included under the application management program and the minimum commitment required for assisting our clients in the upkeep and running of their products.

Sales and Marketing

        Primal's sales and marketing efforts are concentrated on CSPs that provide services using IP networks. We use a direct sales approach, in which we understand customers' needs and work with them to define how our products will meet their business needs. Primal also relies heavily on an indirect sales channel approach, in which we have relationships with leading manufacturers of IP network infrastructure products. Many of our sales efforts are based on providing a joint solution between us and our partners that enables CSPs to introduce enhanced services over IP networks.

        Our direct sales force concentrates its efforts on the North America market. Many of our business partners have international sales forces and sales channels and through these partners, we are extending our sales reach to international markets, particularly in the Asia-Pacific region and Western Europe.

        Primal derives a majority of its revenues from products delivered or services performed in the United States. Products delivered or services performed outside the United States represented approximately 22% and 18% of our total revenues in fiscal years 2002 and 2001, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for a summary of Primal's revenue by geographic area. Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During fiscal years 2002 and 2001, we had four or more customers generating $200,000 or more in revenue during the period representing $5.7 million and $6.9 million, respectively, or approximately 93% of our total revenues.

        Due to the complex nature of our products and services and the depressed market conditions in the communications market, the duration of a sales cycle can range from 60 days to over a year. A significant amount of that time is consulting with our business partners to present the appropriate solution to our prospects and customers. Oftentimes, the sales evaluation process necessitates demonstrations and field trials. When a product is conditionally accepted by a customer, we often have to install our product at a customer premises for a final acceptance trial before the customer makes a decision to purchase our products or services.

Business Relationships and Alliances

        To assist us in developing, marketing, and distributing our product-based solutions effectively, we have established relationships and alliances with current and emerging industry leaders, such as Cisco Systems, Inc. (Cisco), Sylantro Systems Corp., Broadsoft Corporation, Telica, Netcentrex, Net.com, IP Unity and Nuera Systems. We believe that these partnerships provide us with a method to extend our product capabilities to meet the needs of our partners and their customers, establish joint marketing relationships to include our products in solutions sold by our partners, and create a reseller channel for Primal's products, or jointly provide customer support to end-users. The desired benefit is to enhance marketability of our products and those of our partners through leveraging industry relationships.

Competition

        The market for our products is very competitive. We expect competition to increase in the future. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our products in-house rather than buying them from outside suppliers.

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

Research and Development

        Our research and development organization is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. In addition, this organization supports some pre-sales and customer support activities. Our research and development organization is divided into teams based around our products. In addition, our product management and professional services staff helps our research and development organization identify potential new product features. For the years ended December 31, 2002 and 2001, our research and development costs were $1.5 million and $2.0 million, respectively.

Intellectual Property

        Primal relies upon a combination of U.S. patent, copyright, trade secret and trademark law to protect its intellectual property. Primal currently has two U.S. patents related to its billing and mediation technology. In addition, Primal has 15 U.S. registered trademarks, two U.S. trademark applications pending and one U.S. copyright. While Primal relies on patent, copyright, trade secret and trademark law to protect its technology, Primal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Primal's technology.

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

Employees

        As of March 17, 2003, the Company had 32 full-time employees, none of which are represented by a union. The Company believes that its relationship with its employees is good.

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

        As a result, our ability to accurately forecast the timing and volume of new orders will be diminished, and our pricing policies may have to be relaxed from past practices in order to secure these new orders. These developments may adversely effect our financial performance for the next several quarters.

We have a limited history as a provider of communications software products. As a result it is difficult to evaluate our business and prospects.

        Primal was founded in 1996. We received our first revenues from licensing our communications software products and performing related services in 1999. Until 1999, substantially all of our revenues were derived from performing consulting services unrelated to our software products. Sales of our software products and related services accounted for substantially all of our revenues since 1999. Because we have a limited operating history as a provider of communications software products, it is difficult to evaluate our business and prospects.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. If we do not achieve profitability, then our business may not grow or continue to operate.

        In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $463,000, $8.4 million, and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. We had an accumulated deficit of $12.4 million as of December 31, 2002, and we could incur net losses for the foreseeable future.

        We have reduced our fixed operating expenses in 2001 and 2002, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions.

        We will need to generate additional revenues from the sales of our products or take steps to further reduce operating costs to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to indirect channels and services, both of which generally have lower margins, will lower our gross margins.

        If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our revenues are generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer.

        A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the years ended December 31, 2002 and 2001, represented approximately 86% and 75%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues in 2002 and 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. During 2002, the Company's largest customer entered and emerged from bankruptcy.

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

  •
  any difficulty we may incur in meeting customers' delivery requirements; or

  •
  the market perception of our financial condition and/or current stock price.

If the MSO market does not expand as we anticipate, our future growth and success could be limited.

        The market for MSOs to provide communications services using IP networks is in early stages. We believe this market shows signs of growth opportunities for our products and services. However the revenue opportunities in the MSO market is dependent on certain factors, including the following:

  •
  the adoption of voice-over cable services by the consumer;

  •
  the timing of the of the MSO providers offering voice-over cable services;

  •
  our contracts with MSOs having volume-based characteristics;

  •
  our ability to enable our products to conform and comply with industry standards;

  •
  new competitors we might encounter; and

  •
  changes to technical specifications before our products are accepted.

        If the market does not grow as we expect, our future growth and success could be limited.

Certain portions of the telecommunications industry is experiencing consolidation, which may reduce the number of potential clients for our software.

        Certain segments of the telecommunications industry is experiencing significant consolidation, while other segments are expanding. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the telecommunications industry. In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different telecommunications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If our clients in the emerging market segments do not receive sufficient financing, it could effect our ability to grow.

        Some of our clients and potential clients are new entrants to the telecommunications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, or they are not able to implement their business plans successfully, our results of operations may be harmed. In addition, because of recent and current economic conditions, these companies are experiencing difficulty in obtaining adequate financing.

Our growth depends on the commercial acceptance of our products for IP networks, and it is uncertain to what extent the market will accept these products.

        Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their telecommunications operations. Our future revenues will also depend on our customers' licensing software for additional subscribers or for additional call detail records. Their failure to do so could harm our business.

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

        We have difficulty predicting the volume and timing of orders from new customers. For example, we expect an increasing percentage of our total revenues will come from licenses of Access IM, Connect RTR and Connect IXC and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

An increasing number of contracts we enter into are multiple year in length and include recurring fees related to licensing and services. If our customers exercise early termination or experience a decline or lack of volume, our revenue could be harmed.

        An increasing number of contracts we enter into are multiple year in length and include recurring license and service fees. Some of our contracts for new customers could include a recurring licensing and services component that may vary based on usage and volume throughout the duration of the contract. Also, some of our contracts may include early termination clauses that enable customers to terminate those contracts without cause. If our customers exercise early termination or experience a decline or lack of volume, our revenue could be harmed.

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

        We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force. Our ability to increase revenues significantly will suffer if we fail to attract and retain qualified sales personnel.

        During 2002, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

        We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our products to our customers' operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

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

        During 2003, we plan to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 22% and 17% of our total revenue for the years ended December 31, 2002 and 2001, respectively. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

        Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 31.6% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

Item 2. Properties

        Primal does not own any real estate properties, but leases approximately 13,500 square feet of general and administrative office space in Irvine, California. Primal's monthly rent payment is approximately $31,000. Primal's lease expires in April 2007. Primal also leases an executive suite in Amsterdam, The Netherlands on a monthly basis. Primal's monthly rent payment for the executive suite is approximately $700.

Item 3. Legal Proceedings

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

	Bid
	High	Low
Year ended December 31, 2002:
First Quarter	$0.08	$0.04
Second Quarter	0.17	0.05
Third Quarter	0.08	0.03
Fourth Quarter	0.04	0.02
Year ended December 31, 2001:
First Quarter*	$0.30	$0.15
Second Quarter	0.10	0.04
Third Quarter	0.07	0.03
Fourth Quarter	0.08	0.04

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

        As of March 17, 2003, there were approximately 441 holders of record of our common stock.

        We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

        Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Flexible Incentive Plan	2,769,618	$0.06	1,169,774
Equity compensation plans not approved by security holders:
William Salway (1)	409,312	$0.03	None
investment banking firm (2)	100,000	$0.03	None

Total	3,278,930	$0.06	1,169,774

(1)
In April 2001, the Company issued options to purchase up to 409,312 shares of its common stock to William Salway at an exercise price of $0.03, fair market value at the time of the grant.

(2)
In April 2001, the Company, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price of $0.03, fair market value at the time of the grant, with the estimated fair market value of $2,305 recorded as stock compensation expense in the year ended December 31, 2001. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions of: expected volatility of 100%; risk-free interest rates of 5.10%; and a contractual life of five years.

Recent Sales of Unregistered Securities

        None.

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

        Revenue Recognition—Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended ("SOP 97-2"), are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements. Certain licensing and services arrangements with our customers are billed monthly and the associated revenue is recognized monthly.

        Accounts Receivable—We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results. See Risk Factor "Our revenues are generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer."

        Accounting for the Impairment or Disposal of Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and became effective January 1, 2002. We evaluate the carrying value of intangible assets for impairment of value based on undiscounted future cash flows, which are subject to change. During 2001, the Company recorded goodwill impairment of $5.6 million, however, we cannot guarantee that there will not be impairment in the future. Any future impairment charge would negatively affect our results of operations.

        Change in Accounting for Goodwill and Other Intangible Assets—In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the transitional testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002. Management will complete an annual testing of goodwill for impairment on September 30th of each year. During 2002 and 2001, the Company recorded goodwill impairment of none and $5.6 million, respectively. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment. Prior to 2002, the Company amortized goodwill over a seven year period, and tested for impairment based on future undiscounted estimated cash flows (See Recently Adopted Accounting Principles).

General

        Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver communications software solutions that allow Communications Service Providers ("CSP") using internet protocol technology to generate revenue from their internet protocol networks ("IP networks"). IP networks provide a lower cost alternative from traditional circuit-based network infrastructure and allows new enhanced services to be introduced more rapidly on existing data networks. Examples of these new enhanced services include broadband data services; unified communications; and voice over internet protocol networks ("VOIP"), including voice over cable and international long distance using IP networks. Primal's communications software products enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.

        During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs. During 2002, capital spending in the communications industry continued to decline. Large established CSPs delayed capital spending for equipment and related software. The number of emerging or start up CSPs also continued to decline through market consolidation. However, the demand for the next-generation technology in providing communications services using IP networks continues to grow.

        In order to respond to these market conditions, Primal has focused its marketing and product strategy on IP networks. Primal believes that the greatest opportunity for growth in sales of both its products and services will be for communications service providers who utilize IP networks for voice and data services. While there will be a few opportunities for providing Primal's products and services to CSPs who have both circuit and IP networks, we believe that these opportunities will continue to decline.

        The primary markets that show signs of growth opportunities for our products and services are broadband and cable multiple service operators ("MSO"), international long distance using VOIP and enhanced services combining voice and data capabilities. In addition to licensing software products to these markets, there is an opportunity to provide our products as a managed service. Primal believes there is a growing interest by CSPs to look to software vendors, such as Primal, for outsourcing the management of operating support and business support software applications to accelerate the introduction of new services into their markets, decrease operating costs, and increase overall operational efficiency.

Current Conditions

        In 2002, we focused on controlling costs as well as seeking out out new sales opportunities for Access IM, our network mediation software product and Connect RTR, our rating software, through our direct sales force and our partnerships with communications infrastructure providers. These have been and continue to be very competitive markets with many competitors. With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist. We expect this trend to continue until the economic conditions in our industry improve. We believe we will be able to continue to compete for new sales based on our products' features, the low overall cost of ownership associated with our products and by delivering a high level of customer service.

        Despite the market conditions in 2002, we were successful in adding new mediation and rating customers, including a tier 1 cable MSO. We also signed contract renewals with two customers, totaling over $13.5 million, for continuing support and maintenance over a three-year period at approximately the same value as the expiring contracts. We expanded our indirect sales channels by signing agreements with seven infrastructure partners and an international systems integrator. And, we improved our financial condition by signing a letter of intent in December 2002 to restructure our debt with our largest note holder. The restructuring will reduce our debt service costs by deferring principal payments of $1.2 million to the end of 2004.

        The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Spin-Off of Primal

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

  •
  Owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received the Company's common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

  •
  Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively the "Old Primal Stockholders") in consideration of 6,207,026 shares of the Company's common stock, each dated February 9, 2001.

  •
  The Company issued 250,000 shares of common stock to a former executive officer of Avery.

Selected Financial Information Line Item Explanations

        Primal's revenues are primarily derived from the sale of software licenses and related services to telecommunications and Internet carriers.

        System revenues consist of software license fees charged to Primal's customers for their use of its software. Software license fees include one time and recurring license charges, and license upgrade charges for Primal's communications software products. Software license fees are volume sensitive and generally are based on the number of subscribers, call records, or number of events.

        Service revenues are generated by Primal providing services relating to its software products. These services include maintenance fees, installation services, training, application management and custom software development.

        Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2 are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements.

        Primal believes that future license revenues will be generated from three sources: license fees from new customers; license fees for new products to existing customers; and growth in the subscriber base and call record or events volume, which will lead to increased revenue from these volume-based licenses.

        System cost of revenues includes hardware costs and software license fees paid to third-parties under equipment resale and technology license arrangements.

        Service cost of revenues includes all costs associated with the customer service organization, including staffing expenses, travel, communications costs, and other support costs related with installing, training, providing help desk services, and customization for Primal's communications software products.

        Operating expenses are comprised of sales and marketing costs, research and development, and general and administrative costs.

        Sales and marketing costs include salaries and benefits, commissions, trade shows, advertising and promotional and presentation materials.

        Research and development costs consist of salaries and benefits and other support costs.

        General and administrative costs consist of general management and support personnel salaries and benefits, information systems costs, facilities costs, legal and accounting fees, travel and entertainment costs and other support costs.

Results of Operations for the Years Ended December 31, 2002 and 2001

        The following table sets forth selected income statement lines in thousands of dollars.

Statement of Operations Data

	Year Ended December 31
	2002	2001
REVENUES:
System revenue	$2,141	$2,663
Service revenue	3,987	4,802

Total revenues	6,128	7,465
COST OF REVENUES:
System revenue	20	64
Service revenue	1,928	3,131

Total cost of revenues	1,948	3,195

GROSS MARGIN	4,180	4,270
OPERATING EXPENSES:
Research and development	1,487	2,007
Sales and marketing	1,126	1,366
Loss on lease abandonment	—	286
Impairment of goodwill	—	5,645
General and administrative	1,860	3,183

Total operating expenses	4,473	12,488
LOSS FROM OPERATIONS	(293)	(8,218)
INTEREST AND OTHER EXPENSE, NET	(168)	(205)

LOSS BEFORE INCOME TAXES	(461)	(8,423)
INCOME TAX PROVISION	2	2

NET LOSS	$(463)	$(8,425)

Total Revenue

        Total revenue decreased to $6.1 million for the year ended December 31, 2002, from $7.5 million for the year ended December 31, 2001.

        Revenue growth depends, in part, on the overall demand for the Company's communications software products. Because the Company's sales are primarily to the CSPs, its ability to generate revenue also depends on specific conditions affecting those CSPs and on general economic conditions. The decrease in both system and services revenues in 2002 reflects the loss of a customer that ceased to do business in the communications market at the end of 2001.

        System revenue decreased to $2.1 million, or 35% of total revenues, for the year ended December 31, 2002, from $2.7 million, or 36% of total revenues, for the year ended December 31, 2001, primarily due to a decrease in licensing revenue in 2002 as compared to prior year.

        Service revenue decreased to $4.0 million, or 65% of total revenues, for the year ended December 31, 2002, from $4.8 million, or 64% of revenues, for the year ended December 31, 2001. The decrease in the dollar amount of service revenues primarily resulted from a decrease in maintenance revenues due to a turnover in our customer base and a decrease in professional services revenue due to the loss of a customer that ceased to do business in the communications market at the end of 2001.

Services revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts. In general, services revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects and the extent to which consulting organizations provide services directly to customers.

        During 2002 and 2001, we had four or more customers generating $200,000 or more in revenue during the period representing $5.7 million and $6.9 million, respectively, or approximately 93% of the total revenues.

Cost of Revenues

        Total cost of revenues decreased to $1.9 million, or 32% of total revenues, for the year ended December 31, 2002, from $3.2 million, or 43% of total revenues, for the year ended December 31, 2001.

        Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements and have not been significant to date. The cost of system revenue decreased to $20,000, or 1% of system revenue for the year ended December 31, 2002 as compared to $64,000, or 2% for the year ended December 31, 2001. The decrease is primarily due to a decrease in hardware and third-party software used during system installations for customers.

        Cost of service revenue consists primarily of the costs of consulting and customer service and support. Cost of service revenue decreased to $1.9 million, or 48% of service revenue for the year ended December 31, 2002, as compared to $3.1 million, or 65% of service revenue for the year ended December 31, 2001. The decrease in dollars and as a percentage of service revenue is primarily due to increased efficiencies in rendering professional services for installations, custom programming and maintenance services for customers caused primarily by a decrease in employees performing such services. During the year ended December 31, 2002, the average number of employees performing such services decreased to 16 as compared to 24 in 2001.

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

        Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. Research and development expenses decreased to $1.5 million, or 24% of total revenues, for the year ended December 31, 2002, from $2.0 million, or 27% of total revenues for the year ended December 31, 2001. The decrease is primarily due to a decrease in personnel combined with a shift in product development project priorities. The average number of research and development employees for 2002 decreased to 11 as compared to 15 in 2001. which resulted in a decrease in research and development personnel costs in 2002.

Sales and Marketing

        Sales and marketing expenses primarily consist of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $1.1 million, or 18% of total revenues, for the year ended December 31, 2002, from $1.4 million, or 18% of total revenues, for the year ended December 31, 2001. The decrease is primarily due to a reduction in sales personnel costs, travel costs and trade show expenses for 2002, offset by an increase in literature and promotional material costs.

Loss on Lease Abandonment

        The Company had a lease for approximately 28,000 square feet of space for the facilities in Irvine, California, and, during 2001, consolidated its operations to 13,500 square feet of space. During the quarter ended March 31, 2001, the Company was in default on its lease payments relating to excess space, and accrued $1.6 million which represented the cost of the future lease payments. The Company amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to reimburse the landlord for certain costs it incurred to lease the space of $86,000 and the Company signed a note for $200,000 due at the end of the lease in 2007. As a result, the Company reversed $1.3 million of the lease loss liability at March 31, 2001, in the second quarter resulting in the recognition of net loss on lease abandonment charge of $286,000 for the year ended December 31, 2001.

Impairment of Goodwill

        In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cash flows. The evaluation for other long-lived assets included comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cash flow calculations were based on management's best estimates, using appropriate assumptions and projections at the time. Goodwill was also amortized using the straight-line method over seven years.

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

        During the quarter ended September 30, 2001, the Company assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate. The Company had significantly reduced personnel and expenses during 2001 and the current cash flow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable amount based on such revised forecast.

General and Administrative

        General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $1.9 million, or 30% of total revenues for the year ended December 31, 2002, from $3.2 million, or 43% of total revenues for the year ended December 31, 2001, primarily due to a decrease in goodwill amortization to none as compared to $982,000 in the year ended December 31, 2001, and a decrease in legal expenses to $159,000 as compared to $296,000 due to a decrease in legal expenses associated with being a publicly owned company.

        Depreciation and amortization expense included in the results of operations decreased to $462,000 for the year ended December 31, 2002, as compared to $1.6 million for the year ended December 31, 2001, primarily due to the decrease in goodwill amortization to none as compared to $982,000 in the year ended December 31, 2001, as the Company no longer amortizes goodwill in accordance with the adoption of SFAS No. 142 in 2002. See Note 1 to Consolidated Financial Statements.

Interest and Other Expense, Net

        Other expense decreased to $168,000 for the year ended December 31, 2002, from $205,000 for the year ended December 31, 2001. The decrease is primarily due to decrease in interest expense on the Corsair note payable. In December 2001 the interest rate decreased to 8% from 16% in accordance with the terms of the letter amendment in December 2001.

Income Tax Provision

        The income tax provision for the years ended December 31, 2002 and 2001 consisted of the minimum state taxes due to the operating loss for the period.

Liquidity and Capital Resources

        Our cash balance increased to $1.2 million at December 31, 2002, from $688,000 at December 31, 2001, primarily due to an accelerated collection of an accounts receivable balance. Our working capital, defined as current assets less current liabilities, decreased to a deficit of $76,000 at December 31, 2002, as compared to a surplus of $134,000 at December 31, 2001. The decrease in working capital was primarily due to an increase in the current portion of notes payable to $193,000 at December 31, 2002.

        Net cash provided by operating activities was $606,000 for the year ended December 31, 2002, as compared to $825,000 used for year ended December 31, 2001, primarily due to a reduction in operating loss before depreciation and amortization, impairment of goodwill and noncash loss on lease abandonment to $2,000 in 2002 as compared to $975,000 in 2001 and an increase in net change in accounts receivable balance of $469,000 to $866,000 as compared to $397,000.

        Net cash used in investing activities was $89,000 for the year ended December 31, 2002 as compared to $11,000 provided by investing activities for the year ended December 31, 2001 primarily due to the increase in purchases of property and equipment. We purchased $92,000 of property and equipment during the year ended December 31, 2002 as compared to $30,000 for the year ended December 31, 2001. We expect to purchase approximately $100,000 of property and equipment in 2003.

        Net cash used in financing activities decreased to $21,000 for the year ended December 31, 2002 as compared to $343,000 for the year ended December 31, 2001, primarily due to a decrease in capital lease obligations and payments on officer notes payables offset by proceeds from note payable to Sunwest Bank.

        In December 2002, the Company signed a letter of intent to amend the terms of the Corsair note payable. Per the terms of the letter of intent, the principal and interest payments scheduled to begin in January 2003 have been reduced to $25,000 for 2003 and 2004 with a balloon payment of $1.4 million due at maturity of the note in December 2004. During January 2003, the Company began, and the noteholder accepted, payments under the new terms, and the amendment is expected to be completed and executed in early 2003. The terms of the letter of intent have been reflected in the consolidated financial statements. The change in terms will reduce the monthly principal and interests payments by approximately $53,000 during 2003 and 2004 until the maturity in December 2003. The decrease in payments reduces the total 2003 payments by approximately $635,000.

        We have a limited operating history as a software company. Prior to 2001, we invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. However with the downturn in the economy in 2001, company-wide, we reduced operating costs and decreased expenses in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs in 2001. In 2002, we continued to further reduce operating costs to a level supportable by the recurring revenue of our current customers.

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

        The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$2,358,162	$327,400	$1,693,332	$337,430	$—
Capital Lease Obligations	2,512	2,512	—	—	—
Operating Lease Obligations	1,963,475	381,322	808,512	773,641	—

	$4,324,149	$711,234	$2,501,844	$1,111,071	$—

        There were no commercial commitments outstanding as of December 31, 2002.

Recently Adopted Accounting Principles

        In 2001, the Company adopted SFAS No. 141, Business Combinations, and On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and required the transitional testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002. Management will complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

        In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cash flows. The evaluation for other long-lived assets included comparing the estimated undiscounted future net cash flows associated with the asset to the asset's carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cash flow calculations were based on management's best estimates, using appropriate assumptions and projections at the time. Goodwill was also amortized using the straight-line method over seven years.

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

        During the quarter ended September 30, 2001, the Company assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general continued to deteriorate. The Company had significantly reduced personnel and expenses during 2001 and the current cash flow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable amount based on such revised forecast.

        The following table presents the effects on previously reported net loss if the Company had adopted nonamortization provision of SFAS No. 142 on January 1, 2001:

	For the Year Ended December 31,
	2002	2001
Reported net loss	$(463,341)	$(8,425,061)
Add back: Goodwill amortization	—	982,118
Adjusted net loss	$(463,341)	$(7,442,943)
Basic and diluted earnings per share:
Reported net loss per share	$(0.02)	$(0.42)
Goodwill amortization per share	—	0.05
Adjusted net loss per share	$(0.02)	$(0.37)

        On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or are to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

        On November 14-15, 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued Topic D-103, requiring reimbursements received for "out of pocket" expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 became effective for periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company's consolidated financial statements. The Company reclassed $60,241 for the year ended December 31, 2001.

        In December 2002, the FASB Issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective fiscal years ending after December 15, 2002, with early adoption permitted. The Company has adopted the disclosure provisions of SFAS No. 148, and does not expect any impact on its financial position or results of operations as a result of the adoption since it has not elected to adopt the fair value method.

Recently Issued Accounting Pronouncements

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 at December 31, 2002, with no impact on its financial position or results of operations. The Company expects to adopt the recognition provisions of FIN No. 45 after

December 31, 2002, and does not expect any material impact on its financial position or results of operations as a result of the adoption.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not have any variable interest entities as of December 31, 2002. The Company is currently evaluating the provisions of FIN No. 46, but believes its adoption will not have a material impact on its consolidated results of operations or its financial position.

Item 7 Financial Statements

        Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

        The following table sets forth certain information regarding the executive officers and directors of Primal as of March 17, 2003:

Name	Age	Position
Joseph R. Simrell	45	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary
David Haynes	38	Director
John Faltys	39	Director
Louis A. Delmonico	62	Director
John E. Rehfeld	62	Director

        Joseph R. Simrell.    Mr. Simrell joined Primal in January 1999 as Chief Financial Officer and Vice President of Finance and Administration. Mr. Simrell became Chief Executive Officer and President as of January 31, 2003 and was elected as Chairman of the Board as of February 3, 2003. Mr. Simrell has also served as Secretary since August 2000. From August 1997 to December 1998, Mr. Simrell served as an outside consultant to Primal. From November 1991 to July 1997, Mr. Simrell served as Executive Vice President and Chief Financial Officer of GDI. Prior to 1991, Mr. Simrell held various management positions at BellSouth, InteGroup, and SCI.

        David Haynes.    Mr. Haynes joined Primal in August 1997 as Vice President of Sales and served as Vice President of Sales and Marketing from May 2000 until May 2002 when he resigned the position. Mr. Haynes has served as a Director since August 2000. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager, at Deloitte & Touche Consulting Group/DRT Systems, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company. Mr. Haynes currently serves as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer.

        John Faltys.    Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer until April 2001 when he resigned the position. Mr. Faltys has also served as a Director since Primal's inception. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, an online game service provider.

        Louis A. Delmonico, Ph.D.    Dr. Delmonico has served as a Director of Primal since April 2001 and as Chairman of the Compensation Committee, and a member of the Audit Committee since July 2002. From 1999 to 2000, Dr. Delmonico served as Chairman and CEO of Motive, a software company. Since September 1994, he has also served as the President and Director of L.A.Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, an engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of PDA Engineering Inc., an engineering software and services company. In addition, he is currently an advisor to and a director of SourcingLink, a NASDAQ listed public company and several other private companies. Dr. Delmonico earned his bachelor's degree in economics from St. John's University in

New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

        John E. Rehfeld.    Mr. Rehfeld has served as a Director and Chairman of the Audit Committee of Primal since July 2002. Since 1997, Mr. Rehfeld has served as the Chairman and CEO of Proshot Golf, Inc. From 1996 to 1997, Mr. Rehfeld served as the President and CEO of Proxima Corporation, a Nasdaq company. From 1993 to 1996, he served as the President and CEO of Etak, Inc. a business unit of News Corp. From 1989 to 1993, he served as President and Chief Operating Officer of Seiko Instruments America. Mr. Rehfeld currently serves as a Director of six high technology companies, including Seiko Instruments America. He has also previously served as an outside board member of four other companies, including Wonderware, a Nasdaq company. Mr. Rehfeld is also a Federal Trade Commission Monitor overseeing the sale of a business unit of MSC Software, and a Professor of Marketing in the Executive MBA Program at Pepperdine University. Mr. Rehfeld holds an MBA from Harvard and a BS in chemistry from University of Minnesota.

        Unless otherwise specified herein, each Director is subject to election at Primal's annual meeting of stockholders. Primal's 2003 annual meeting of stockholders is scheduled to occur in July, 2003.

        On July 24, 2002, the Board of Directors formed an Audit Committee appointing Mr. John E. Rehfeld as Chairman and Dr. Louis A. Delmonico and Mr. David Haynes as members.

Item 10. Executive Compensation

        The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Executive Compensation Table

Long Term Compensation Awards
Annual Compensation
Name and Principal Position							All Other Compensation(2)
	Year	Salary	Bonus	Stock(1)		Options (#)
William Salway(3) Chief Executive Officer and President	2002 2001 2000	$200,000 200,000 183,300	$47,500 113,400 87,500	$	— 106,000 —	— 809,312 —	$4,369 2,125 4,173
David Haynes(4) Vice President Sales and Marketing	2002 2001 2000	58,333 129,867 124,800	— 70,762 62,400		— — —	— — —	37,162 913 2,211
Joseph R. Simrell(5) Chief Executive Officer, President, Chief Financial Officer	2002 2001 2000	150,000 133,200 124,800	23,513 70,762 62,400		— — —	— 100,000 —	1,421 922 2,630

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

(3)
Mr. Salway resigned as the Chief Executive Officer, President and Director on January 31, 2003.

(4)
Mr. Haynes resigned as the Vice President of Sales and Marketing on May 31, 2002 and has served only as a Director since his resignation. During 2002, Mr. Haynes received $35,000 in severance.

(5)
The Board of Directors elected Mr. Simrell to the positions of Chief Executive Officer, President in January 2003, and Chairman of the Board in February 2003.

Option / SAR Grants in the Last Fiscal Year

Option / SAR Grants in the Last Fiscal Year

	Individual Grants
					Number of Securities Underlying Unexercised Options at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Exercisable Options at FY-end ($)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Louis A.Delmonico	15,000	2%	$0.05	7/30/12	15,000 / —	$—
John E. Rehfled	50,000	7%	0.05	7/30/12	50,000 / —	—

        The Company did not grant any options or SARs to executive officers during 2002, and no options were exercised during 2002.

Employment Agreements

        Effective January 28, 2003, Mr. Simrell entered into an employment agreement with Primal. Under the terms of the employment agreement, Mr. Simrell serves as Chief Executive Officer, President, Chief Financial Officer and Secretary of Primal. The employment agreement extends automatically for 30 days commencing on January 1, 2004 at the discretion of the Board until Primal hires a replacement Chief Executive Officer and President. Mr. Simrell's base annual salary is $200,000. In addition, Mr. Simrell is entitled to receive bonuses based on performance goals set by the Board. For 2003, Mr. Simrell is eligible to receive as his bonus up to 50% of his base salary. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by Primal from time to time.

        The employment agreement with Mr. Simrell contains certain covenants by him not to solicit the customers and employees of Primal during his employment and for one year thereafter. A state court may determine not to enforce, or only partially enforce, these covenants.

        Effective January 27, 2003, Mr. Salway entered into an Employment Transition Agreement and General Release with Primal. Under the terms of the Employment Transition Agreement and General Release, Mr. Salway will be employed as a part-time employee of Primal for a transition period that terminates on July 31, 2003. During such transition period, Mr. Salway will assist in the transition of his responsibilities as Chief Executive Officer and President to his successor as designated by Primal. Mr. Salway's monthly compensation is $16,667. In addition, he is entitled to medical and life insurance benefits, reimbursement of his apartment lease payments of up to $1,800 per month through March 31, 2003, and moving expenses of up to $1,500 incurred in relocating his household from said apartment.

        In connection with the termination of Mr. Haynes's employment with Primal on June 1, 2002, the parties entered into a Separation Agreement and General Release. Under the terms of the Separation Agreement and General Release, Mr. Haynes received a severance payment equal to three months of salary. Mr. Haynes agreed to release Primal from all claims that he may have against Primal based on his employment with Primal or his termination from employment.

        Primal is also a party to a Change of Control Agreement with Mr. Simrell (the "Change Agreement"). The Change Agreement provides that Primal will tender certain "severance payments" to Mr. Simrell if, within 12 months of a "change of control transaction," (i) Primal terminates his employment (except upon his death or disability, his reaching Primal's mandatory retirement age, if any, or his providing Primal with other "cause to terminate" his employment) or (ii) Mr. Simrell voluntarily terminates his employment for "good reason." Further, Primal is obligated to tender such payments if, not more than three months prior to the closing of a change in control transaction, (i) Primal terminates Mr. Simrell's employment, and such termination arose in connection with or in anticipation of the change in control transaction or (ii) Mr. Simrell voluntarily terminated his employment for good reason. Lastly, in anticipation of a change of control transaction, Primal's directors could adopt a resolution deeming that a change in control transaction has closed for purposes of activating the Change Agreement obligations.

        Under the Change Agreement, a "change of control transaction" will have occurred if

  •
  an otherwise unaffiliated person acquires the beneficial ownership of 35% or more of the combined voting power of Primal's then outstanding voting securities. The acquisition of the shares can be in one transaction or in a series of related transactions and the person's ownership can be direct or indirect.

  •
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

  •
  a change of a majority of the members of Primal's board of directors during any 12 consecutive months. If, by a two-thirds majority, Primal's board of directors elected a new member or nominated a new member for election by Primal's stockholders, such new member will be considered to have been an original member of Primal's board of directors.

  •
  Primal's stockholders have approved a complete liquidation or dissolution of Primal or a disposition of all or substantially all of Primal's assets.

  •
  Primal, in single transaction or series of transactions, engages in a business combination transaction that results in Primal's pre-transaction stockholders owning less than 50% of the combined voting power of the outstanding voting securities of the resulting entity.

  •
  any other event occurs that would require disclosure of "Changes in Control of Registrant" through Primal's filing of a Current Report on Form 8-K.

        Primal's "cause to terminate" Mr. Simrell means his material, uncured breach of his employment agreement, his gross negligence or willful misconduct in the performance of his duties and responsibilities, his appropriation (or attempted appropriation) of a material business opportunity of Primal or of its funds or properties; or his conviction of, or entry of a guilty plea or plea of no contest, with respect to a felony.

        Mr. Simrell's "Good Reason" to resign means a material breach by Primal of its obligations under any employment-related agreement with Mr. Simrell or Primal's unilateral, material reduction in the Mr. Simrell's title, status, overall position, responsibilities or duties, reporting relationship, and general working environment.

        The term of the Change Agreement is co-terminus with Mr. Simrell's employment by Primal. The "severance payment," to be paid within 10 days of Mr. Simrell's termination of employment or execution of a relevant release with Primal, will consist of a single cash payment that the sum of:

  •
  all accrued and unpaid portion of Mr. Simrell's salary and vacation through the date of termination;

  •
  all accrued and unpaid portion of Mr. Simrell's incentive compensation and other bonuses from Primal's prior fiscal year;

  •
  all incentive and other bonus compensation that would otherwise have been payable to Mr. Simrell (pro-rated from the beginning of Primal's current fiscal year to the date of termination and calculated on the assumption that 100% of the targets under such bonus plans are achieved); and

  •
  an amount equivalent to 100% of Mr. Simrell's then-current annual salary; and

  •
  an amount equivalent to 100% of all incentive and other bonus compensation that would otherwise have been payable to Mr. Simrell as if he remained employed by Primal (calculated on the assumption that 100% of the targets under such bonus plans are achieved).

        Primal will gross-up the severance payment to Mr. Simrell so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, Primal will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to Mr. Simrell.

        Further, during the 12 months that commence on the date that Mr. Simrell's employment terminates, Primal will continue to provide Mr. Simrell with uninterrupted medical, dental, life, and disability coverage and provide equivalent coverage for his spouse and dependent children, if such coverage was provided immediately prior to the date of termination of his employment. Primal may terminate such insurance coverage prior to the expiration of the 12-month period if Mr. Simrell obtains any such benefits pursuant to a subsequent employer's benefit plans.

        Lastly, upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Simrell shall accelerate and vest.

Compensation of Directors

        Each non-employee member of our Board receives a one-time warrant to purchase 50,000 shares of common stock at an exercise price determined by our Board at the time of issuance. Beginning in 2003, each non-employee director of Primal will also receive an annual stipend of $14,000 and $1,750 for each Board meeting attended. There are currently two Board committees, an audit committee and a compensation committee. Each non-employee member of the Board committees receives compensation of 1) $250 for each individual committee meeting attended in conjunction with a Board meeting up to $750 for attendance of multiple committee meetings and 2) $750 for each committee meeting attended separate from a Board meeting. In addition, each non-employee director is entitled to reimbursement of travel expenses.

        In addition, the Board formed a transition committee charged with assisting with the transition of Mr. Salway's responsibilities upon his resignation as President and Chief Executive Officer. The transition committee will terminate upon the completion of such transition. Each non-employee member of the transition committee receives a fee of $3,300 for such service.

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

        As of March 17, 2003, the Company had 20,131,212 shares of common stock outstanding.

        For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 17, 2003 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management	Number of Shares	Percent of Class
Mark J. Nielsen(1)(13)	3,529,026	17.5%
Arun Anand(2)(13)	2,458,178	12.2%
Murari Cholappadi(3)(13)	2,458,178	12.2%
Sanjay Gupta(4)(13)	2,458,178	12.2%
Patrick J. Haynes, III(5)(13)	2,255,059	11.2%
William Salway(6)	1,118,624	5.4%
John Faltys(7)(13)	4,157,339	20.7%
Joseph R. Simrell(8)(13)	3,680,770	18.2%
David Haynes(9)(13)	3,605,770	17.9%
Louis A. Delmonico(10)	90,000	*
John E. Rehfeld(11)	50,000	*
All executive officers and directors as a group (5 persons)(12)	7,073,761	31.6%

*
Constitutes less than 1%

(1)
Includes 1,273,967 shares of common stock beneficially owned by Mr. Nielsen and 2,255,059 shares in respect of which the Old Primal Stockholders have been granted an irrevocable proxy to vote such shares (the "proxy shares"). Mr. Nielsen disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 27126-B Paseo Espada, Suite 725, San Juan Capistrano, California 92675.

(2)
Includes 203,119 shares of common stock owned by Mr. Anand and 2,255,059 "proxy shares." Mr. Anand disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 13403 Venice Villa Lane, Sugar Land, Texas 77478.

(3)
Includes 203,119 shares of common stock beneficially owned by Mr. Cholappadi and 2,255,059 "proxy shares." Mr. Cholappadi disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 2434 Crossing Way, Wayne, New Jersey 07470.

(4)
Includes 203,119 shares of common stock beneficially owned by Mr. Gupta and 2,255,059 "proxy shares." Mr. Gupta disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 90 N. Michigan Avenue, #205, Pasadena, California 91106.

(5)
Includes the 2,255,059 proxy shares in respect of which Mr. P. Haynes (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to the Old Primal Stockholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter. The proxy granted to the Old Primal Stockholders initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal's common stock outstanding. The business address for this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603.

(6)
Includes 409,312 shares of common stock beneficially owned by Mr. Salway and 709,312 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 5147 Harpers Farm Road, Colombia, Maryland 21044.

(7)
Includes 1,902,280 shares of common stock beneficially owned by Mr. Faltys and 2,255,059 "proxy shares." Mr. Faltys disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(8)
Includes 1,350,711 shares of common stock beneficially owned by Mr. Simrell, 75,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter and 2,255,059 "proxy shares." Mr. Simrell disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(9)
Includes 1,350,711 shares of common stock beneficially owned by Mr. D. Haynes and 2,255,059 "proxy shares." Mr. D. Haynes disclaims beneficial ownership of the "proxy shares." See Note 5. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(10)
Includes 90,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(11)
Includes 50,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(12)
Includes all shares and options described in Note 5 and Notes 7 through 11, above.

(13)
Prior to Primal's spin-off as a separate public company by Avery, certain optionees under Avery's 1999 Flexible Incentive Plan exercised their right to purchase shares of Avery's common stock and paid the purchase price related to such exercise in the form of a non-recourse Promissory Note made in favor of Avery and secured by, among other things, their respective purchased shares of Avery's common stock and the after-acquired shares of Primal's common stock, $0.01 par value, distributed to such optionees as part of the spin-off. Avery has represented that it declared various Promissory Notes in default and foreclosed on the shares of Primal's common stock pledged as collateral. The number of shares and percent of class do not include approximately 283,000 shares of common stock Avery has represented that it acquired through foreclosure during fiscal year 2002. If Avery acquired such shares, the number of shares and percent of class would be affected thereby. Furthermore, such acquired shares may be subject to the proxy granted to the Old Primal Stockholders, which proxy is discussed elsewhere in this Annual Report.

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

  •
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

        In consideration for the grant of a proxy to vote the 7,126,894 shares of Avery's Series G Preferred Stock, Patrick J. Haynes III (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to the Old Primal Stockholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter. The proxy granted to the Old Primal Stockholders initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal's common stock outstanding. As of March 15, 2003, the proxy granted covered an aggregate of 2,255,059 shares, or approximately 11.2%, of Primal's common stock outstanding. The Old Primal Stockholders have the right to vote or to direct the voting of an aggregate of 8,832,085 shares, or approximately 43.9%, of Primal's common stock outstanding.

        Each of the above-stated proxies covering shares of Primal common stock provides that any action required or permitted to be taken pursuant to the proxy by Messrs. Faltys, Simrell, D. Haynes, Nielsen, Anand, Cholappadi and Gupta, including any voting of the shares covered thereby, may be so taken if the former holders of at least 66% of the issued and outstanding shares of Primal immediately prior to its acquisition by Avery approve the taking of any such action. These percentages were as follows:

  •
  John Faltys—30.49%

  •
  Joseph R. Simrell and David Haynes—21.60% each

  •
  Mark J. Nielsen—16.50%

  •
  Arun Anand, Murari Cholappadi and Sanjay Gupta—3.27% each

        Except as set forth in the proxies, the Company knows of no other voting arrangement among the Old Primal Stockholders, so that each of the Old Primal Stockholders may vote his shares of Primal common stock in such manner as each determines.

Item 12. Certain Relationships And Related Transactions

Notes Payable to Officers

        From January 1998 through December 1999, Messrs. Faltys, Simrell, and Haynes advanced funds to Primal to provide working capital as needed. The notes payable aggregated to $86,433, $170,575 and $165,146 at December 31, 2000, 1999 and 1998, respectively. The initial interest rates of notes were 6% (effective rate at 10%), but were modified to an interest rate of 10% on June 30, 2001. Such notes were repaid in October 2001.

Income Tax Agreement with Officer

        In accordance with his compensation agreement, Mr. Salway was granted 409,312 shares of common stock on February 9,2001. In addition, Mr. Salway and the Company entered an agreement whereby the Company would pay the estimated related federal and state income taxes of approximately $41,000 triggered by such common stock grant. The estimated fair value of the shares of common stock and the payment of the related federal and state income taxes totaling approximately $106,000 were recorded as stock compensation expense during the year ended December 31,2001, and as of December 31,2001, the Company had paid the estimated related income taxes for Mr. Salway.

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
10.2	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)
10.2a	Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the "Primal Form 10-KSB") and incorporated by reference herein)
10.3	Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)
10.4	Reserved
10.5	Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)
10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)
10.7	Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)
10.8	Form of Change of Control Agreement , as modified on May 3, 2002 (filed as Exhibit 10.8 to the Primal Form 10-QSB filed on May 14, 2002 and incorporated by reference herein)
10.9	Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)
10.9a	First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)
10.10	Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)

10.11	Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)
10.11a
Letter agreement, dated December 20, 2001, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11a to the Primal Form 10-KSB and incorporated by reference herein)
10.12	Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25, 2001 (filed as Exhibit 10.12 to the Primal Form 10-KSB and incorporated by reference herein)
10.13*	Transition Agreement for William Salway dated January 27, 2003
10.14*	Employment Agreement for Joseph R. Simrell dated January 28, 2003
10.15*	Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002
10.16*
Letter of Intent between Wireless Billing Systems dba Primal Billing Solutions and Lightbridge, Inc. regarding amendment of Amended Note Payable in favor of Corsair Communications, Inc., dated December 18, 2002
23.1*	Consent of Deloitte & Touche LLP
99.1
Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-60298) ("Primal Form S-8") and incorporated by reference herein)
99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)
99.3*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*
Filed herewith

(b)
Reports on Form 8-K

    None.

Item 14. Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PRIMAL SOLUTIONS, INC.
By:	/s/ JOSEPH R. SIMRELL Joseph R. Simrell Chief Executive Officer, President and Chief Financial Officer
Date: March 28, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. SIMRELL Joseph R. Simrell	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)	March 28, 2003
/s/ DAVID HAYNES David Haynes	Director	March 28, 2003
/s/ JOHN FALTYS John Faltys	Director	March 28, 2003
/s/ LOUIS A. DELMONICO Louis A. Delmonico	Director	March 28, 2003
/s/ JOHN E. REHFELD John E. Rehfeld	Director	March 28, 2003

CERTIFICATIONS

I, Joseph R. Simrell, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Primal Solutions, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH R. SIMRELL Joseph R. Simrell Chief Executive Officer President and Chief Financial Officer Primal Solutions, Inc. March 28, 2003

PRIMAL SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Primal Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. and subsidiary (formerly a wholly owned subsidiary of Avery Communications, Inc. ("Avery")) ("Primal" or the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primal Solutions, Inc. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 14, 2003

PRIMAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,183,322	$687,645
Accounts and notes receivable, net of allowance for doubtful accounts of $38,467 (2002) and $205,503 (2001)	394,328	1,298,712
Prepaid expenses and other current assets	164,349	168,499

Total current assets	1,741,999	2,154,856
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,203,475 (2002) and $1,194,057 (2001)	822,013	1,203,692
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633

	$3,236,185	$4,030,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$54,546	$273,773
Accrued liabilities	276,949	334,992
Accrued salaries and benefits	336,547	505,342
Deferred revenue	953,763	837,892
Current portion of note payable to Corsair	168,288	—
Current portion of notes payable	25,128	—
Current portion of capital lease obligations	2,502	69,158

Total current liabilities	1,817,723	2,021,157
NOTE PAYABLE TO CORSAIR, less current portion	1,554,130	1,722,418
NOTES PAYABLE, less current portion	249,697	209,170

Total liabilities	3,621,550	3,952,745
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212 issued and outstanding	201,312	201,312
Additional paid-in capital	11,805,614	11,805,614
Accumulated deficit	(12,392,291)	(11,928,950)

Net stockholders' equity (deficit)	(385,365)	77,976

	$3,236,185	$4,030,721

See accompanying notes to consolidated financial statements.

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2002	2001
REVENUES:
System revenue	$2,140,677	$2,662,918
Service revenue	3,987,268	4,802,064

Total revenues	6,127,945	7,464,982
Cost of systems	19,987	64,567
Cost of services	1,928,348	3,131,116

COST OF REVENUES	1,948,335	3,195,683

GROSS MARGIN	4,179,610	4,269,299
OPERATING EXPENSES:
Research and development	1,487,402	2,006,626
Sales and marketing	1,125,874	1,366,863
Loss on lease abandonment		286,013
Impairment of goodwill		5,644,620
General and administrative	1,860,327	3,182,850

Total operating expenses	4,473,603	12,486,972

LOSS FROM OPERATIONS	(293,993)	(8,217,673)
INTEREST AND OTHER EXPENSE, net	(167,748)	(204,937)

LOSS BEFORE INCOME TAX PROVISION	(461,741)	(8,422,610)
INCOME TAX PROVISION	1,600	2,451

NET LOSS	$(463,341)	$(8,425,061)

Basic and diluted net loss per share	$(0.02)	$(0.42)
Weighted-average basic and diluted common shares outstanding	20,131,212	20,021,835

See accompanying notes to consolidated financial statements.

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common shares	Amount	Additional paid-in capital	Retained Earnings (accumulated deficit)	Net stockholder's equity (deficit)
BALANCE, January 1, 2000	19,395,775	$193,958	$3,415,979	$958,759	$4,568,696
Additional goodwill related to original purchase of Primal by Avery			3,575,000		3,575,000
Capital contribution			4,751,149		4,751,149
Net loss				(4,462,648)	(4,462,648)

BALANCE, December 31, 2000	19,395,775	193,958	11,742,128	(3,503,889)	8,432,197
Issuance of common stock	735,437	7,354	61,181		68,535
Noncash stock-based compensation			2,305		2,305
Net loss				(8,425,061)	(8,425,061)

BALANCE, December 31, 2001	20,131,212	201,312	11,805,614	(11,928,950)	77,976
Net loss				(463,341)	(463,341)

BALANCE, December 31, 2002	20,131,212	$201,312	$11,805,614	$(12,392,291)	$(385,365)

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463,341)	$(8,425,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	461,597	1,605,738
Provision for doubtful accounts	38,467	74,431
Loss on disposal of equipment	9,494	—
Impairment of goodwill	—	5,644,620
Noncash loss on lease abandonment	—	200,000
Reclass of accrued interest expense to note payable to Corsair	—	87,810
Noncash stock-based compensation	—	70,840
Amortization of loan payable discount	—	1,900
Changes in operating assets and liabilities:
Accounts and notes receivable	865,917	397,174
Prepaid expenses and other current assets	4,150	123,262
Other assets	—	(58,212)
Accounts payable, accrued liabilities, and accrued salaries and benefits	(446,065)	(310,952)
Increase in non-current accrued interest payable	19,610	—
Deferred revenue	115,871	(236,116)

Net cash provided by (used in) operating activities	605,700	(824,566)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92,473)	(29,930)
Proceeds from sales of property and equipment	3,061	4,038
Repayment from Avery Communications, Inc	—	36,528

Net cash provided by (used in) investing activities	(89,412)	10,636
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(66,656)	(219,980)
Proceeds from notes payable	60,703	—
Payments on notes payable	(14,658)	—
Payments on officer notes payables to officers	—	(88,333)
Payments on note payable to Corsair	—	(34,879)

Net cash used in financing activities	(20,611)	(343,192)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	495,677	(1,157,122)
CASH AND CASH EQUIVALENTS, beginning of the year	687,645	1,844,767

CASH AND CASH EQUIVALENTS, end of the year	$1,183,322	$687,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$141,109	$169,811

Income taxes	$1,600	$2,451

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital lease obligation to note payable to Corsair	$—	$23,621

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Organization and Nature of Operations—Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly owned subsidiary, Wireless Billing Systems, which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. ("Avery"), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. Primal Solutions, Inc., and its subsidiary, Wireless Billing Systems, (the "Company"), develop, market and support convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

        The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery's securityholders (the "Distribution"). As part of the Distribution:

  •
  Each common shareholder of Avery, on February 12, 2001, received one share of the Company's common stock for each share of Avery's common stock held on that date.

  •
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

        The financial statements for the year ended December 31, 2002 reflect the operations of the Company as a separate company. The financial statements for the year ended December 31, 2001 reflect the results of operations of the Company as a wholly-owned subsidiary of Avery until February 9, 2001, and as a separate company from February 9, 2001 through December 31, 2001.

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.

        Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held at one bank at December 31, 2002 and 2001.

        Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of the lease

        Long-Lived Assets—In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the Company's operating results or financial position.

        Property and equipment, intangible assets, and capitalized software costs are recorded at cost less accumulated depreciation or amortization. They are amortized using the straight-line method over estimated useful lives of three years to seven years. The determination of useful lives and whether or not these assets are impaired involves judgment and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the carrying value of long-lived assets and certain identifiable intangible assets for impairment of value based on undiscounted future cash flows resulting from the use of the asset and its eventual disposition. While we have not experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

        Change in Accounting for Goodwill and Other Intangible Assets—In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the transitional testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002. Management will complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment. During 2002 and 2001, the Company recorded goodwill impairment of none and $5.6 million (Note 8), respectively. Prior to 2002, the Company amortized goodwill over a seven year period, and tested for impairment based on future undiscounted estimated cash flows (see Recently Adopted Accounting Principles).

        Software Licenses, Services, and Post-Contract Customer Support—Revenues from sales of software licenses (systems revenue), which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of Statement of Position ("SOP") No. 97-2,

Software Revenue Recognition, as amended, are met. If the requirements of SOP No. 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment and passage of title, revenue recognition is deferred until such items are known or resolved. Revenue from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

        Software Programming and Customization Services—Revenues are recognized as services are performed under the agreements and are included in systems revenue in the accompanying consolidated financial statements.

        Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2002 and 2001.

        Advertising Costs—Advertising costs are expensed as incurred. The Company did not incur any significant advertising costs for any periods presented.

        Income Taxes—From October 1, 1999, effective date of the merger with and into Avery, to February 9, 2001, date of spin-off from Avery, the Company was included in the consolidated tax returns of Avery and, under the terms of a tax sharing arrangement, recorded any income taxes as if it were a separate company. Subsequent to the spin-off on February 9, 2001, the Company was taxed as a separate entity. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2002 and 2001.

        Accounting for Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to account for employee stock-based transactions under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25. See Note 6 to the accompanying consolidated financial statements for the pro forma effect of using the fair value method of accounting for stock options.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early adoption permitted. The Company has adopted the disclosure provisions of SFAS No. 148, and does not expect any impact on its financial position or results of operations as a result of the adoption since it has not elected to adopt the fair value method.

        At December 31, 2002, the Company had one stock-based employee compensation plan, which is described above. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2002	2001
Net loss, as reported	$(463,341)	$(8,425,061)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(50,293)	(67,643)

Pro Forma net loss	$(513,634)	$(8,492,704)

Net loss per share:
Basic and Diluted—as reported	$(0.02)	$(0.42)
Basic and Diluted—pro forma	$(0.03)	$(0.42)

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: expected volatility of 162%; risk-free interest rate of 4.00%; and a weighted-average contractual life of 10 years. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: expected volatility of 100%; risk-free interest rate of 5.10%; and a weighted-average contractual life of 9.77 years.

        Stock Split—In February 2001, the Company amended its articles of incorporation whereby, among other things, the authorized capital was increased to 100,000,000 shares, comprising 95,000,000 shares of common stock and 5,000,000 shares of preferred stock and also effected a 19,396-for-1 stock split. The consolidated financial statements for all periods presented have been restated to reflect the effect of such stock split.

        Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2002 and 2001 are primarily due from the major customer indicated below.

        In the year ended December 31, 2002, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $4.6 million and $713,000, respectively. In the year ended December 31, 2001, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $4.6 million and $957,000, respectively. During 2002, the Company's largest customer entered and emerged from bankruptcy.

        Fair Value of Financial Instruments—The recorded amounts of financial assets and liabilities at December 31, 2002 and 2001 approximate fair value, based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

        Segment Information—The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 9 the required information about the Company's operating segments and geographic areas.

        Recently Adopted Accounting Principles—In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value and, required the testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002. Management will complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

        In 2001, prior to the issuance of SFAS No. 142, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value was not recoverable from future operating cash flows. The evaluation for other long-lived assets included comparing the estimated undiscounted future net cash flows associated with the asset to the asset's carrying amount to determine if impairment had occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets was recognized. If quoted market prices for the assets were not available, the fair value was calculated using the present value of estimated expected future net cash flows. The cash flow calculations were based on management's best estimates, using appropriate assumptions and projections at the time. Goodwill was also amortized using the straight-line method over seven years.

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

        During the quarter ended September 30, 2001, the Company assessed the recoverability of the amounts recorded for goodwill. Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular and the economy in general had continued to deteriorate. The Company had significantly reduced personnel and expenses during 2001 and the current cash flow forecasts had been reduced significantly as compared to the forecast used at the time of the Avery transactions. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable amount based on such revised forecast.

        The following table presents the effects on previously reported net loss if the Company had adopted the nonamortization provisions of SFAS No. 142 on January 1, 2001:

	For the Year Ended December 31,
	2002	2001
Reported net loss	$(463,341)	$(8,425,061)
Add back: Goodwill amortization	—	982,118
Adjusted net loss	$(463,341)	$(7,442,943)
Basic and diluted earnings per share:
Reported net loss per share	$(0.02)	$(0.42)
Goodwill amortization per share	—	0.05
Adjusted net loss per share	$(0.02)	$(0.37)

        On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

        On November 14-15, 2001, the FASB Emerging Issues Task Force ("EITF") issued Topic D-103, requiring reimbursements received for "out of pocket" expenses incurred to be recorded as revenue in the income statement. EITF Topic D-103 became effective for periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods should be restated. The adoption of EITF Topic D-103 did not have a material impact on the Company's consolidated financial statements. The Company reclassed $60,241 for the year ended December 31, 2001.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective fiscal years ending after December 15, 2002, with early adoption permitted. The Company has adopted the disclosure provisions of SFAS No. 148, and does not expect any impact on its financial position or results of operations as a result of the adoption since it has not elected to adopt the fair value method.

        Recently Issued Accounting Pronouncements—In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 at December 31, 2002, with no impact on its financial position or results of operations. The Company expects to adopt the recognition provisions of FIN No. 45 after December 31, 2002, and does not expect any material impact on its financial position or results of operations as a result of the adoption.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not have any variable interest entities as of December 31, 2002. The Company is currently evaluating the provisions of FIN No. 46, but believes its adoption will not have a material impact on its consolidated results of operations or its financial position.

        Net Loss Per Share—The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

        The following table represents the computation of basic and diluted loss per common share for the periods presented:

	Year Ended
	12/31/02	12/31/01
Numerator:
Numerator for basic loss per share
Net loss applicable to common stockholders	$(463,341)	$(8,425,061)

Denominator:
Denominator for basic and diluted loss per share	—	—
Weighted-average shares outstanding during the period	20,131,212	20,021,835

Net loss per share:
Basic and Diluted	$(0.02)	$(0.42)

        Not included in the above table are the dilutive effect of options to purchase 239,070 shares of common stock for the year ended December 31, 2002 and 224,328 shares of common stock for the year ended December 31, 2001 because they are anti-dilutive.

        Reclassification—Certain prior year amounts were reclassified to conform with the current year presentation.

2.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2002	2001
Computer and office equipment	$1,897,156	$2,272,749
Furniture and fixtures	91,383	91,383
Leasehold improvements	36,949	33,617

	2,025,488	2,397,749
Less accumulated depreciation and amortization	(1,203,475)	(1,194,057)

Property and equipment, net	$822,013	$1,203,692

        Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. Included in property and equipment is equipment under capital leases of $5,796 and $647,672 at December 31, 2002 and 2001, respectively. Accumulated depreciation related to equipment under capital leases amounted to $5,152 and $464,522 at December 31, 2002 and 2001, respectively.

3.    NOTES PAYABLE

        The following table represents principal balances due under the notes payable:

	Current	Non current	Total
December 31, 2002:
Corsair Communications, Inc.	$168,288	$1,554,130	$1,722,418
Spieker Properties, L.P.	—	228,780	228,780
Sunwest Bank	25,128	20,917	46,045

Total	$193,416	$1,803,827	$1,997,243
December 31, 2001:
Corsair Communications, Inc.	$—	$1,722,418	$1,722,418
Spieker Properties, L.P.	—	209,170	209,170

Total	$—	$1,931,588	$1,931,588

Note Payable to Corsair Communication, Inc.

        On February 4, 1999, Corsair Communications, Inc. ("Corsair") and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a recently formed and wholly owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair. The note payable bears interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair. Principal and interest are payable monthly with all unpaid principal and interest originally due May 2001. The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

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

        In December 2001, the Company again amended the terms of the Corsair note payable. At the time of the amendment, the accrued interest was $185,903. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001. The amended terms of the note also extend the maturity of the note from May 2004 to December 2004, require no principal payments to be made in 2002 and adjusted the interest rate of the note to 8%.

        In December 2002, the Company signed a letter of intent to amend the terms of the Corsair note payable. Per the terms of the letter of intent, the principal and interest payments scheduled to begin in January 2003 have been reduced to $25,000 for 2003 and 2004 with a balloon payment of $1.4 million due at maturity of the note in December 2004. During January 2003, the Company began, and the noteholder accepted, payments under the new terms. The terms of the letter of intent have been reflected in the consolidated financial statements.

Note Payable to Spieker Properties, L.P.

        In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments (see Note 7). As part of the amendment, the Company agreed to sign a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank.

        In May 2002, the Company entered into two loan agreements with Sunwest Bank. One loan agreement is structured as an equipment line of credit facility for $100,000. The second loan agreement is structured as a $100,000 operating line of credit. Any borrowings under the equipment line of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.25% (6.50%, at December 31, 2002) due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.0% (6.25%, at December 31, 2002). The loan agreement does not include any specific financial covenants that the Company is required to meet, however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company's financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

        In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment. The loan is structured as a $100,000 facility to purchase equipment, with amortized payments due in October 2004 with an adjustable interest rate of 2.25% plus prime (6.50% at December 31, 2002). At December 31, 2002, the balance of the loan was $46,045.

        The following table represents the contractual payments associated with the notes payable as of December 31, 2002:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2003	$133,984	$193,416	$327,400
2004	118,375	1,574,957	1,693,332
2005	—	—	—
2006	—	—	—
2007	108,560	228,870	337,430

Total	$360,919	$1,997,243	$2,358,162

4.    COMMITMENTS AND CONTINGENCIES

        The Company leases office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under operating and capital leases as of December 31, 2002 are as follows:

	Operating Leases	Capital Leases
Year ending December 31:
2003	$381,322	$2,512
2004	396,243
2005	412,269
2006	428,849
2007	344,792
Thereafter	—

Total minimum lease payments	$1,963,475	2,512

Less amount representing interest		(10)

Present value of minimum lease payments		$2,502

        Rent expense under such operating leases was $437,362 and $498,805 for the years ended December 31, 2002 and 2001, respectively.

        The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

5.    GUARANTEES AND INDEMNIFICATIONS

        The Company has made guarantees and indemnities, under which it may be required to make payments to a third party, in relation to certain transactions. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. Guarantees and indemnities to customers in connection with product sales generally are subject to limits based on the amount of the related product sales. The Company also indemnifies its directors and officers to the maximum extent permitted under applicable law in effect. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. The maximum amount of potential future payments under such indemnification is not determinable.

        The Company generally warrants its products for a period of three months from the date of acceptance of the product by its customers. Warranty costs have historically been minimal.

6.    STOCK-BASED COMPENSATION

Stock Options

        In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company's Stock Option Plan, as amended. Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at their fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase an aggregate of 740,150 shares at prices ranging from $0.03 to $0.07 per share were granted with exercise price at fair value on the date of the grant during the year ended December 31, 2002. Options to purchase an aggregate of 2,322,322 shares at a price of $0.07 per share were granted at the fair value on the date of grant from November 9, 2001 to December 5, 2001. At December 31, 2002 and 2001, options to purchase 1,527,524 and 611,772 shares, respectively, of common stock were exercisable under the Stock Option Plan.

        During 2002, the Company issued 740,150 options to purchase commons stock at a weighted-average price of $0.04 per share, fair market value at the time of the grant. Options to purchase 65,000 shares vested immediately upon grant, and the remaining 675,150 options vest proportionately every three months over a three-year period from the date of the grant.

        During 2001, in accordance with the Company's Stock Option Plan, the Company issued 2,322,322 options to purchase common stock at an exercise price of $0.07, fair market value at the time of the grant, including 400,000 options granted to William Salway, the Company's then current Chief Executive Officer and 100,000 options granted to Joseph Simrell, the Company's Chief Executive Officer. Of the options granted, 611,772 options vested on the date of the grant, and the remaining 1,710,550 options will vest 33% on February 15, 2002 and then vest approximately 8% every three months thereafter over the next two years to be fully vested at February 15, 2004.

        Outside of the Stock Option Plan, certain options to purchase common stock were granted as follows:

  •
  In April 2001, the Company issued options to purchase up to 409,312 shares of its common stock to William Salway at an exercise price of $0.03, fair market value at the time of the grant.

  •
  In April 2001, the Company, in exchange for services, issued options to purchase up to 100,000 shares of its common stock to an investment banking firm at an exercise price of $0.03, fair market value at the time of the grant, with the estimated fair market value of $2,305 recorded as stock compensation expense in the year ended December 31, 2001. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions of: expected volatility of 100%; risk-free interest rates of 5.10%; and a contractual life of five years.

        Information regarding all stock options issued is as follows:

	Number of Options	Weighted- Average Exercise Price
Balances, January 1, 2001	—	$—
Granted (weighted-average fair value of $0.06)	2,831,634	0.06
Exercised	—	—
Canceled	(58,500)	0.07

Balances, December 31, 2001	2,773,134	$0.06
Granted (weighted-average fair value of $0.04)	740,150	0.04
Exercised	—	—
Canceled	(234,354)	0.07

Balances, December 31, 2002	3,278,930	$0.06

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Number Exercisable	Weighted- Average Exercise Price
$0.03	509,312	8.28	$0.03	509,312	$0.03
$0.03	575,150	9.87	$0.03	—	$0.03
$0.05	115,000	9.50	$0.05	73,333	$0.05
$0.07	2,079,468	8.78	$0.07	1,453,921	$0.07

$0.03 to $0.07	3,278,930	8.92	$0.06	2,036,566	$0.06

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

7.    LOSS ON LEASE ABANDONMENT

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

8.    GOODWILL

        Prior to the adoption of SFAS No. 142, effective January 1, 2002, long-lived assets and intangibles, including goodwill, were evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss was recognized to the extent that the carrying value is not recoverable from future operating cash flows. The evaluation for other long-lived assets includes comparing the estimated future net cash flows associated with the asset to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the estimated fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time.

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

        Since the spin-off from Avery on February 9, 2001, the economic condition of the telecommunications industry in particular, and the economy in general, has continued to deteriorate. The Company has significantly reduced personnel and expenses during 2001, and the current cash flow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. Also, the Company's market capitalization has decreased significantly from the spin-off date. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable value.

        In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and required the testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002. Management will complete an annual testing of goodwill for impairment on

September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

9.    EMPLOYEE BENEFITS

        The Company has a qualified 401(k) retirement plan (the "Plan") for its full-time employees and makes contributions at the discretion of the Board of Directors. Total contributions to the Plan were $30,319 and $30,077 for the years ended December 31, 2002 and 2001.

10.  INCOME TAXES

        For the years ended December 31, 2002 and 2001, the expense for income taxes was $1,600 and $2,451, respectively. The expense for income taxes for the years ended December 31, 2002 and 2001 reflects the minimum tax due in California.

        A reconciliation of the provision (benefit) for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 35% to income before provision for income taxes is as follows:

	2002	2001
Benefit at statutory rate	$(161,610)	$(2,947,107)
State taxes, net of federal benefit	(13,157)	(102,880)
Goodwill	—	2,253,021
Adjustment of federal net operating loss carryforwards resulting from spin-off	277,967	675,000
Change in valuation allowance	(110,552)	(33,064)
Nondeductible expenses and other	8,952	157,481

	$1,600	$2,451

        The tax effects of temporary differences used in determining the Company's deferred tax assets and liabilities are presented below at December 31, 2002 and 2001:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$605,688	$714,304
Bad debt allowances	16,479	88,037
Accruals	123,228	196,627
Credits	302,948	209,416
Other	24,135	—

Total deferred tax assets	1,072,478	1,208,384
Less valuation allowance	(955,341)	(1,065,893)

Net deferred tax assets	117,137	142,491
Deferred tax liabilities:
Basis difference in fixed assets	(70,916)	(82,039)
State taxes	(46,221)	(60,452)

Total deferred tax liabilities	(117,137)	(142,491)

Net deferred tax assets	$—	$—

        Based upon uncertainties related to the Company's ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the years ended December 31, 2002 and December 31, 2001, as it is more likely than not that the Company's deferred tax asset will not be realized.

        At December 31, 2002, the Company's federal and state loss carryforwards are $1,595,325 and $715,807 and will begin to expire in 2019 and 2006, respectively. The Company's research and development credit carryforward is $232,763 and will begin to expire in 2019. However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group.

        As a result of the merger of Primal Systems, Inc. with and into Avery (see Note 1), the Company's annual use of Primal Systems, Inc.'s net operating losses were limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually.

        In 2001, an adjustment was made to eliminate approximately $2 million of federal net operating loss carryforwards, previously accounted for by the Company on a separate return basis and used by Avery, that are not available to the Company after the spin-off. In 2002, as additional adjustment was made to eliminate approximately $640,000 of federal net operating loss carryforwards. An offsetting adjustment was made to the valuation allowance with no effect on the income tax provision or net income.

11.  SEGMENT AND GEOGRAPHIC INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

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

        Operating segment data for years ended December 31, 2002 and 2001 were as follows:.

	Systems	Services	Total
Year ended December 31, 2002
Revenues	$2,140,677	$3,987,268	$6,127,945
Cost of Revenues	19,987	1,928,348	1,948,335

Gross Profit	$2,120,690	$2,058,920	$4,179,610

Year ended December 31, 2001
Revenues	$2,662,918	$4,802,064	$7,464,982
Cost of Revenues	64,567	3,131,116	3,195,683

Gross Profit	$2,598,351	$1,670,948	$4,269,299

        Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Year ended December 31, 2002
Revenues	$4,845,081	$829,884	$452,980	$6,127,945
Gross Profit	3,304,624	566,028	308,958	4,179,610
Net Loss	(366,343)	(62,748)	(34,250)	(463,341)
Property and Equipment, net	822,013			822,013
Year ended December 31, 2001
Revenues	$6,246,375	$678,780	$539,827	$7,464,982
Gross Profit	3,566,696	391,359	311,244	4,269,299
Net Loss	(7,038,538)	(772,311)	(614,212)	(8,425,061)
Property and Equipment, net	1,203,692			1,203,692

        Revenues from significant countries were as follows:

	Australia	United Kingdom	United States
Year ended December 31, 2002	$712,830	$427,619	$4,782,882
Year ended December 31, 2001	$622,707	$438,024	$6,168,274

EXHIBIT INDEX

Exhibit Number	Description of Document
10.13	Transition Agreement for William Salway dated January 27, 2003
10.14	Employment Agreement for Joseph R. Simrell dated January 28, 2003
10.15	Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002
10.16
Letter of Intent between Wireless Billing Systems dba Primal Billing Solutions and Lightbridge, Inc. regarding amendment of Amended Note Payable in favor of Corsair Communications, Inc., dated December 18, 2002
23.1	Consent of Deloitte & Touche LLP
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

QuickLinks

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY TABLE OF CONTENTS
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common equity and Related Stockholder Matters
  Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 7 Financial Statements
  Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships And Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS
  Item 14. Controls and Procedures
SIGNATURES
PRIMAL SOLUTIONS, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PRIMAL SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PRIMAL SOLUTIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX