Form 10QSB
period 2003-03-31
PRIMAL SOLUTIONS INC
filed 2003-05-14
CIK 1124217

As filed with the Securities and Exchange Commission on May 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2003

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

Number of shares outstanding as of the close of business on May 14, 2003:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	20,131,212

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$839,268	$1,183,322
Accounts and notes receivable, net of allowance for doubtful accounts of none (2003) and $18,691 (2002)	841,117	394,328
Prepaid expenses and other current assets	260,057	164,349
Total current assets	1,940,442	1,741,999
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,294,350 (2003) and $1,203,475 (2002)	713,925	822,013
GOODWILL, net	592,540	592,540
OTHER ASSETS	79,633	79,633
	$3,326,540	$3,236,185

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$672,938	$668,042
Deferred revenue	1,109,693	953,763
Current portion of notes payable	196,805	193,416
Capital lease obligations	192	2,502
Total current liabilities	1,979,628	1,817,723

NOTES PAYABLE, less current portion	1,858,520	1,803,827
Total liabilities	3,838,148	3,625,550

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212 issued and outstanding as of March 31, 2003 and December 31, 2002	201,312	201,312
Additional paid-in capital	11,805,614	11,805,614
Accumulated deficit	(12,518,534)	(12,392,291)
Net stockholders’ (deficit) equity	(511,607)	(385,365)
	$3,326,540	$3,236,185

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(Unaudited)	(Unaudited)
REVENUES:
System revenue	$563,573	$516,200
Service revenue	907,207	1,048,227
Total revenues	1,470,780	1,564,427

COST OF REVENUES:
Cost of systems	8,786	—
Cost of services	673,885	455,504
Total cost of revenues	682,671	455,504

GROSS MARGIN	788,109	1,108,923

OPERATING EXPENSES:
Research and development	184,570	492,140
Sales and marketing	210,841	338,633
General and administrative	476,868	510,424
Total operating expenses	872,279	1,341,197

LOSS FROM OPERATIONS	(84,170)	(232,274)

INTEREST AND OTHER EXPENSE, net	(40,473)	(39,498)

LOSS BEFORE INCOME TAX PROVISION	(124,643)	(271,772)

INCOME TAX PROVISION	1,600	5,820

NET LOSS	$(126,243)	$(277,592)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average basic and diluted common shares outstanding	20,131,212	20,131,212

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,243)	$(277,592)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	108,489	176,112
Provision for doubtful accounts	7,937	—
Loss on disposal of assets	2,831	—
Changes in operating assets and liabilities:
Accounts receivable	(459,122)	(65,621)
Prepaid expenses and other current assets	(95,708)	(49,396)
Accounts payable and other accrued liabilities	7,357	79,173
Increase in non-current accrued interest payable	5,186	13,912
Deferred revenue	155,930	140,871
Net cash (used in) provided by operating activities	(393,343)	17,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,837)	(51,772)
Proceeds from sales of property and equipment	605	—
Net cash used in investing activities	(3,232)	(51,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	100,000	—
Payments on notes payable	(47,104)	—
Payments on capital lease obligations	(375)	(41,477)
Net cash provided by (used in) financing activities	52,521	(41,477)

DECREASE IN CASH AND CASH EQUIVALENTS	$(344,054)	$(75,790)
CASH AND CASH EQUIVALENTS, beginning of period	1,183,322	687,645
CASH AND CASH EQUIVALENTS, end of period	$839,268	$611,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$35,806	$35,735
Taxes	$1,600	$1,600

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Organization and Nature of Operations - Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms.  During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly-owned subsidiary, Wireless Billing Systems, which provides software and services to the telecommunications industry.  Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc.  The Company develops, markets and supports convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery’s securityholders (the “Distribution”). As part of the Distribution:

•                  Each common shareholder of Avery, on February 12, 2001, received one share of the Company’s common stock for each share of Avery’s common stock held on that date.

•                  Owners of shares of Avery’s Series A, B, C, D, and E convertible preferred stock received the Company’s common stock, in the amount of the preferred stock’s common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

•                  Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively the “Old Primal Stockholders”) in consideration of 6,207,026 shares of the Company’s common stock, each dated February 9, 2001.

•                  The Company issued 250,000 shares of common stock to a former executive officer of Avery.

Accounting for Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments.  Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period.  The Company has chosen, under the provisions of SFAS No. 123, to account for employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25. See the table below for the pro forma effect of using the fair value method of accounting for stock options.

At March 31, 2003, the Company had one stock-based employee compensation plan, which is described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended March 31
	2003	2002

Net loss, as reported	$(126,243)	$(277,592)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(231)

Pro Forma net loss	$(126,243)	$(277,823)

Net loss per share:

Basic and Diluted-as reported	$(0.01)	$(0.01)

Basic and Diluted-pro forma	$(0.01)	$(0.01)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: expected volatility of 162%; risk-free interest rate of 4.00%; and a weighted-average contractual life of 10 years.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at March 31, 2003 and December 31, 2002 are primarily due from the major customers indicated below.

In the three months ended March 31, 2003, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.0 million and $154,000.  In the three months ended March 31, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $160,000.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended
	3/31/03	3/31/02
Numerator for basic and diluted loss per share:
Net loss available to common stockholders	$(126,243)	$(277,592)

Denominator for basic and diluted loss per share

Weighted-average shares outstanding during the period	20,131,212	20,131,212

Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)

Not included in the above table is the dilutive effect of options to purchase 320,000 shares of common stock for the three months ended March 31, 2003, and 265,500 for the three months ended March 31, 2002, because their effects were antidilutive.

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
March 31, 2003:
Corsair Communications, Inc.	$171,677	$1,509,919	$1,681,596
Spieker Properties, L.P.	—	233,966	233,966
Sunwest Bank	25,128	114,635	139,763
Total	$196,805	$1,858,520	$2,055,325

December 31, 2002:
Corsair Communications, Inc.	$168,288	$1,554,130	$1,722,418
Spieker Properties, L.P.	—	228,780	228,780
Sunwest Bank	25,128	20,917	46,045
Total	$193,416	$1,803,827	$1,997,243

Note Payable to Corsair Communications, Inc.

On February 4, 1999, Corsair Communications, Inc. (“Corsair”) and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber’s Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a wholly-owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair.  The note payable bears interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair.  Principal and interest are payable monthly with all unpaid principal and interest originally due May

2001.  The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

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

In December 2001, the Company again amended the terms of the Corsair note payable.  At the time of the amendment, the accrued interest was $185,903.  As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $60,903 was reclassified to the principal balance of the note making the principal balance $1,722,418 at December 31, 2001.  The amended terms of the note also extend the maturity of the note from May 2004 to December 2004, require no principal payments during 2002 and adjusted the interest rate of the note to 8%.

In December 2002, the Company signed a letter of intent to amend the terms of the Corsair note payable.  Per the terms of the letter of intent, the monthly principal and interest payments scheduled to begin in January 2003 have been reduced to $25,000 for 2003 and 2004 with a balloon payment of $1.4 million due at maturity of the note in December 2004.  During January 2003, the Company began, and the noteholder accepted, payments under the new terms.  The terms of the letter of intent have been reflected in the consolidated financial statements.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% (6.50%, at March 31, 2003) and due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.0% (6.25%, at March 31, 2003).  The loan agreement does not include any specific financial covenants that the Company is required to meet; however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  At March 31, 2003, the balance of the loan was $39,763.

In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy.  At March 31, 2003, the balance of the loan was $100,000.

The following table represents the contractual payments associated with the notes payable as of December 31, 2002:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2003	$133,984	$193,416	$327,400
2004	118,375	1,574,957	1,693,332
2005	—	—	—
2006	—	—	—
2007	108,560	228,870	337,430

Total	$360,919	$1,997,243	$2,358,162

3.                                      COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

4.                                      STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the Stock Option Plan, as amended, employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  No options to purchase shares were granted during the three months ended March 31, 2003.  At March 31, 2003, options to purchase 1,704,452 shares of common stock were exercisable under the Stock Option Plan.

During 2002, the Company issued 740,150 options to purchase commons stock at a weighted-average price of $0.04 per share, fair market value at the time of the grant.  Options to purchase 65,000 shares vested immediately upon grant, and the remaining 675,150 options vest proportionately every three months over a three-year period from the date of the grant.

Information regarding all stock options issued is as follows:

	Number of Options	Weighted- Average Exercise Price
Balances, December 31, 2002	3,278,930	$0.06
Granted	—	—
Exercised	—	—
Canceled	—	—
Balances, March 31, 2003	3,278,930	$0.06

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Number Exercisable	Weighted- Average Exercise Price

$0.03	509,312	8.03	$0.03	509,312	$0.03
$0.03	575,150	9.62	$0.03	47,927	$0.03
$0.05	115,000	9.25	$0.05	77,500	$0.05
$0.07	2,079,468	8.24	$0.07	1,579,025	$0.07
$0.03 to $0.07	3,278,930	8.67	$0.06	2,213,764	$0.06

5.                                      SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company’s reportable operating segments include Systems and Services.  The Systems segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions.  The Services segment provides after-sale support for software products, programming, maintenance, customization, and consulting services related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

The operating segment data for the three months ended March 31, 2003 and 2002 were as follows:.

	Systems	Services	Total

Three months ended March 31, 2003
Revenues	$563,573	$907,207	$1,470,780
Cost of Revenues	8,786	673,885	682,671
Gross Margin	$554,786	$233,323	$788,109

Three months ended March 31, 2002
Revenues	$516,200	$1,048,227	$1,564,427
Cost of Revenues	—	455,504	455,504
Gross Margin	$516,200	$592,723	$1,108,923

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended March 31, 2003
Revenues	$1,217,808	154,098	98,874	1,470,780
Gross Margin	652,556	82,572	52,981	788,109
Net Loss	(104,529)	(13,227)	(8,487)	(126,243)
Long-lived assets	713,925			713,925

Three months ended March 31, 2002
Revenues	$1,182,406	$249,506	$132,515	$1,564,427
Gross Margin	836,893	177,668	94,362	1,108,923
Net Loss	(209,496)	(44,475)	(23,621)	(277,592)
Long-lived assets	1,079,352			1,079,352

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended March 31, 2003	$154,098	$98,874	$1,208,933

Three months ended March 31, 2002	160,487	$117,016	$1,164,631

6.                                      SUBSEQUENT EVENTS

In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended.  The warrants were issued at an exercise price equal to the fair market value of the Company’s common stock, vest over two years and expire in ten years.  As the warrants were issued at fair market value, the Company will not record any expense for the warrants issued in accordance with Accounting Principles Board Opinion No. 25.

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

General

Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, (“Primal” or the “Company”) deliver communications software solutions that allow Communications Service Providers (“CSP”) using internet protocol technology to generate revenue from their internet protocol networks (“IP networks”). IP networks provide a lower cost alternative from traditional circuit-based network infrastructure and allows new enhanced services to be introduced more rapidly on existing data networks.  Examples of these new enhanced services include broadband data services; unified communications; and voice over internet protocol networks (“VOIP”), including voice over cable and international long distance using IP networks.  Primal’s communications software products enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.

During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs.  During 2002 and through the first quarter of 2003, capital spending in the communications industry continued to decline.  Large established CSPs delayed capital spending for equipment and related software.  The number of emerging or start up CSPs also continued to decline through market consolidation.  However, the demand for the next-generation technology in providing communications services using IP networks continues to grow.

In order to respond to these market conditions, Primal has focused its marketing and product strategy on IP networks.  Primal believes that the greatest opportunity for growth in sales of both its products and services will be for communications service providers who utilize IP networks for voice and data services.  While there will be a few opportunities for providing Primal’s products and services to CSPs who have both circuit and IP networks, we believe that these opportunities will continue to decline.

The primary markets that show signs of growth opportunities for our products and services are broadband and cable multiple service operators (“MSO”), international long distance using VOIP, and enhanced services combining voice and data capabilities.  In addition to licensing software products to these markets, there is an opportunity to provide our products as a managed service.  Primal believes there is a growing interest by CSPs to look to software vendors, such as Primal, for outsourcing the management of operating support and business support software applications to accelerate the introduction of new services into their markets, decrease operating costs, and increase overall operational efficiency.

Current Conditions

As in 2002, we have continued in 2003 to focus on controlling costs as well as seeking out new sales opportunities for Access IM®, our network mediation software product and Connect RTR™, our rating software, through our direct sales force and our partnerships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive markets with many competitors.  With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist.  We expect this trend to continue until the economic conditions in our industry improve.  We believe we will be able to continue to compete for new sales based on our products’ features, the low overall cost of ownership associated with our products, and by delivering a high level of customer service.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations.  The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Results of operations for the three months ended March 31, 2003 and 2002

Revenues

Total revenues decreased to $1.5 million for the three months ended March 31, 2003, from $1.6 million for the three months ended March 31, 2002.

Revenue growth depends, in part, on the overall demand for the Company’s communications software products. Because the Company’s sales are primarily to the CSPs, its ability to generate revenue also depends on specific conditions affecting those CSPs and on general economic conditions.

System revenue increased to $564,000, or 38% of total revenues, for the three months ended March 31, 2003, from $516,000, or 33% of total revenues, for the three months ended March 31, 2002, primarily due to additional recurring license fees recognized from a new customer.

Service revenue decreased to $907,000, or 62% of total revenues, for the three months ended March 31, 2003, from $1.048 million, or 67% of revenues, for the three months ended March 31, 2002.  The decrease was primarily due to a decrease in professional services and maintenance revenue as a result of the restructuring of contract renewals with existing customers. Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues increased to $683,000, or 46% of total revenues, for the three months ended March 31, 2003, from $456,000, or 29% of total revenues, for the three months ended March 31, 2002, primarily due to an increase in cost of service revenue as a result of customer installations during the quarter.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements, and have not been significant to date. The cost of system revenue increased to $9,000, or 2% of system revenue for the three months ended March 31, 2003, as compared to none in the prior period.  The increase is primarily due to an increase in hardware and third-party software used during system installations for customers.

Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue increased to $674,000, or 74% of service revenue for the three months ended March 31, 2003, from $456,000, or 43% of service revenue, for the three months ended March 31, 2002.  The increase was primarily due to increased allocation of resources from research and development activities to consulting, installation and customer service and support activities necessary to set up and implement the new hosting services for a new customer.

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

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses decreased to $185,000, or 13% of total revenues, for the three months ended March 31, 2003, from $492,000, or 31% of total revenues for the three months ended March 31, 2002.  The decrease was primarily due to a decrease in personnel dedicated to research and development activity as a result of personnel dedicated to cost of services activities to render services related to new hosting services for a new customer.  As a result of utilizing research and development personnel for cost of services, the average number of full-time equivalent employees performing research and development decreased in the quarter as compared to the equivalent quarter during the prior year.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses decreased to $211,000, or 14% of total revenues, for the three months ended March 31, 2003, from $339,000, or 22% of total revenues, for the three months ended March 31, 2002, primarily due to a decrease in sales and marketing personnel and costs.  The decrease in personnel was primarily due to the reduction in the average number of sales and marketing employees during the quarter compared to the equivalent quarter during the prior year, while the reduction in non-personnel costs was primarily due to a decrease in branding costs as compared to the prior year.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.  General and administrative expenses decreased to $477,000, or 32% of total revenues for the three months ended March 31, 2003, from $510,000, or 33% of total revenues for the three months ended March 31, 2002, primarily due to a decrease in depreciation expense as explained below.

Depreciation and amortization expense included in the results of operations decreased to $108,000 for the three months ended March 31, 2003, as compared to $176,000 for the three months ended March 31, 2002.  The decrease was primarily due to the decrease in depreciation on equipment subject to capital leases that ended in 2002.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets.  It increased slightly over the prior year quarter primarily due to a small loss on sale of equipment recorded in the quarter.

Liquidity and Capital Resources

Our cash balance decreased to $839,000 at March 31, 2003, from $1.2 million at December 31, 2002, primarily due to a net loss from operations as a result of decrease in revenue partially offset by a reduction in operating expenses during the first fiscal quarter of 2003.  Our working capital deficit, defined as current assets less current liabilities, improved to $39,000 at March 31, 2003, as compared to $76,000 at December 31, 2002.  The  improvement in working capital was primarily due to an increase in deferred revenue of $156,000 offset by an increase in prepaid insurance expense.  In addition, as a result of the timing of significant invoices to and payments from customers at the end or beginning of the periods, the balance of cash and accounts receivable tends to fluctuate inversely from quarter to quarter.  During the first quarter of 2003, the balance of cash and accounts receivable did fluctuate significantly due to such items.

Net cash (used in) provided by operating activities decreased to $(393,000) for the three months ended March 31, 2003, as compared to $17,000 for the three months ended March 31, 2002, primarily due to an increase in accounts receivable offset by a decrease in net loss.

Net cash used in investing activities decreased to $3,000 for the three months ended March 31, 2003, as compared to $52,000 for the three months ended March 31, 2002, due to the decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities increased to $53,000 for the three months ended March 31, 2003, as compared to $(41,000) for the three months ended March 31, 2002, primarily due to an increase in proceeds from notes payable.

In February 2003, the Company drew down $100,000 on its operating line of credit to finance a portion of the annual premium for an insurance policy.  The loan is structured as a term loan with interest-only payments due until its maturity in April 2004.  The interest rate is an adjustable interest rate of 2.0% plus prime (6.25% at March 31, 2003).  At March 31, 2003, the balance of the loan was $100,000.

We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months.  We may seek to raise additional funds from various sources including the issuance of debt, equity or equity-related securities. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

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

From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets.  In 2001, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by established and emerging service providers and a sharp contraction in the availability of capital.  This trend has continued in 2003, and these conditions have caused a substantial reduction in demand for telecommunications equipment and software, including our products.

As a result, our ability to accurately forecast the timing and volume of new orders will be diminished, and our pricing policies may have to be relaxed from past practices in order to secure new orders.  These developments may adversely effect our financial performance for the next several quarters.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $126,000, $463,000, and $8.4 million for the 3 months ended March 31, 2003 and the years ended December 31, 2002 and 2001, respectively. We had an accumulated deficit of $12.5 million as of March 31, 2003, and we could incur net losses for the foreseeable future.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the 3 months ended March 31, 2003 and the year ended December 31, 2002, represented approximately 84% and 86%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues in the three months ended March 31, 2003 and the year ended December 31, 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

•                  any difficulty we may incur in meeting customers’ delivery requirements; or

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

If our clients in the emerging market segments do not receive sufficient financing, our ability to grow will be negatively affected.

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

Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their telecommunications operations. Our future revenues will also depend on our customers’ licensing software for additional subscribers or for additional call detail records. Their failure to do so could harm our business.

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

An increasing number of contracts we enter are multiple years in length and include recurring fees related to licensing and services.  If our customers exercise early termination or experience a decline or lack of volume, our revenue could be harmed.

An increasing number of contracts we enter are multiple years in length and include recurring license and service fees.  Some of our contracts for new customers could include a recurring licensing and services component that may vary based on usage and volume throughout the duration of the contract.  Also, some of our contracts may include early termination clauses that enable customers to terminate those contracts without cause.  If our customers exercise early termination or experience a decline or lack of volume, our revenue and cash flow could be harmed.

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

During 2002, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we have successfully augmented these arrangements to produce the desired results in the future or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

The market for our products is very competitive.  The current economic downturn in the communications industry has resulted in fewer sales opportunities, which has resulted in more competition for each sales opportunity that exists.  We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from outside suppliers.

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

We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our products to our customers’ operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

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

During 2003, we plan to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 18%, 22% and 17% of our total revenue for the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, respectively. We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

We may decide to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs,  amortization costs for intangible assets or impairment of goodwill or intangible assets. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

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

A significant number of shares of our common stock are freely tradable. If any of our stockholders offer to sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Since first trading on March 14, 2001, our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock.

There was no market for our common stock prior to our initial distribution. At best, only a limited market has developed for our common stock.  Because of the limited trading market for our common stock, and because of the price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange which could effect our stockholders’ ability to access trading information about our common stock.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 38% of our voting stock, the voting power of other stockholders may be limited.

Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 38% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors including pursuing a going-private transaction.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Primal.

Our certificate of incorporation and bylaws contain provisions that could make it difficult for a third party to acquire Primal without the consent of our board of directors. The acquirer will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.  In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.

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

Item 3.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) who is also the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO / CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  Changes in Securities and Use of Proceeds

In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended.  The warrants were issued at an exercise price equal to the fair market value of the Company’s common stock, vest over two years and expire in ten years.  As the warrants were issued at fair market value, the Company will not record any expense for the warrants issued in accordance with Accounting Principles Board Opinion No. 25.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On May 12, 2003, the Board of Directors held a special meeting in which it unanimously elected Joseph R. Simrell to be the President and Chief Executive Officer, effectively immediately, to serve until his successor is elected or appointed and qualified or until his earlier death, resignation or removal.  Mr. Simrell has been serving in those positions on an interim basis since January 31, 2003.  With the action of the Board of Directors on May 12, 2003, the search for a permanent President and Chief Executive Officer has been terminated.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

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

10.2	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)

Exhibit Number	Description of Document

10.2a	Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the “Primal Form 10-KSB”) and incorporated by reference herein)

10.3	Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)

10.4	Reserved

10.5	Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)

10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)

10.7	Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)
10.8	Form of Change of Control Agreement , as modified on May 3, 2002 (filed as Exhibit 10.8 to the Primal Form 10-QSB filed on May 14, 2002 and incorporated by reference herein)

10.9	Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)

10.9a	First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)

10.10	Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)

10.11	Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)

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

10.13

Transition Agreement for William Salway dated January 27, 2003 (filed as Exhibit 10.13 to the Primal Form 10-KSB filed March 28, 2003 (the “Primal 2002 Form 10-KSB”) and incorporated by reference herein)

10.14	Employment Agreement for Joseph R. Simrell dated January 28, 2003 (filed as Exhibit 10.14 to the Primal 2002 Form 10-KSB and incorporated by reference herein)

Exhibit Number	Description of Document

10.15

Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002 (filed as Exhibit 10.15 to the Primal 2002 Form 10-KSB and incorporated by reference herein)

10.16

Letter of Intent between Wireless Billing Systems dba Primal Billing Solutions and Lightbridge, Inc. regarding amendment of Amended Note Payable in favor of Corsair Communications, Inc., dated December 18, 2002 (filed as Exhibit 10.16 to the Primal 2002 Form 10-KSB and incorporated by reference herein)

99.1

Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-60298) (“Primal Form S-8”) and incorporated by reference herein)

99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

99.3*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Filed herewith

(b) Reports on Form 8-K

On January 28, 2003, the Company filed an 8-K regarding a press release announcing the resignation of William Salway as the Company’s Chairman, Chief Executive Officer, President and director, and naming Joseph R. Simrell, the Company’s current Chief Financial Officer, as President and Chief Executive Officer.

On January 31, 2003, the Company filed an 8-K regarding a press release announcing the signing of a three-year licensing and services agreement with Metrocall, Inc.

On February 18, 2003, the Company filed an 8-K regarding a press release announcing its earnings for the fourth quarter and year ended December 31, 2002.

On March 3, 2003, the Company filed an 8-K regarding a press release announcing Joseph R. Simrell as its Chairman of the Board.

On April 24, 2003, the Company filed an 8-K regarding the dismissal of Deloitte & Touche LLP (“D&T”) as the Company’s principal accountant effective on April 22, 2003 and appointment of Haskell & White LLP (“H&W”) as the registrant’s new principal accountant.

EXHIBIT INDEX

Exhibit Number	Description of Document

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

May 14, 2003	/s/ Joseph R. Simrell
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
May 14, 2003