Form 10QSB
period 2003-06-30
PRIMAL SOLUTIONS INC
filed 2003-08-14
CIK 1124217

As filed with the Securities and Exchange Commission on August 14, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2003

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

Number of shares outstanding as of the close of business on August 14, 2003:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	20,131,212

Transitional Small Business Disclosure Fromat (Check one):       Yes   ☐    No    ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,564,602	$1,183,322
Accounts receivable, net of allowance for doubtful accounts of none (2003 and 2002)	130,453	394,328
Prepaid expenses and other current assets	214,815	164,349
Total current assets	1,909,870	1,741,999
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,377,741 (2003) and $1,203,475 (2002)	632,870	822,013
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633
	$3,214,913	$3,236,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$826,502	$668,042
Deferred revenue	1,086,084	953,763
Current portion of notes payable	300,261	193,416
Capital lease obligations	—	2,502
Total current liabilities	2,212,847	1,817,723

NOTES PAYABLE, less current portion	1,712,441	1,803,827
Other non current liabilities	3,210	—
Total liabilities	3,928,498	3,621,550

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,131,212 issued and outstanding as of June 30, 2003 and December 31, 2002	201,312	201,312
Additional paid-in capital	11,805,614	11,805,614
Accumulated deficit	(12,720,511)	(12,392,291)
Net stockholders’ equity (deficit)	(713,585)	(385,365)
	$3,214,913	$3,236,185

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUES:
System revenue	$705,813	$515,633	$1,269,386	$1,031,833
Service revenue	834,732	1,047,953	1,741,939	2,096,180
Total revenues	1,540,545	1,563,586	3,011,325	3,128,013

Cost of systems	147,397	—	156,183	—
Cost of services	519,470	540,385	1,193,355	995,889
COST OF REVENUES	666,867	540,385	1,349,538	995,889
GROSS MARGIN	873,678	1,023,201	1,661,787	2,132,124
OPERATING EXPENSES:
Research and development	309,602	416,468	494,172	908,608
Sales and marketing	293,422	348,710	504,263	687,343
General and administrative	432,948	476,560	909,816	986,984
Total operating expenses	1,035,972	1,241,738	1,908,251	2,582,935

LOSS FROM OPERATIONS	(162,294)	(218,537)	(246,464)	(450,811)
INTEREST AND OTHER EXPENSE, net	(39,683)	(36,823)	(80,156)	(76,321)
LOSS BEFORE INCOME TAX PROVISION	(201,977)	(255,360)	(326,620)	(527,132)
INCOME TAX PROVISION	—	—	1,600	5,820
NET LOSS	$(201,977)	$(255,360)	$(328,220)	$(532,952)
Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted-average basic common shares outstanding	20,131,212	20,131,212	20,131,212	20,131,212

Weighted-average diluted common shares outstanding	20,131,212	20,131,212	20,131,212	20,131,212

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,220)	$(532,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,676	289,834

Provision for doubtful accounts	7,937	—
Loss on disposal of assets	2,831	—

Changes in operating assets and liabilities:
Accounts receivable	251,542	91,787
Prepaid expenses and other current assets	(50,466)	(49,383)
Accounts payable and other accrued liabilities	160,920	(133,755)
Increase in Non-current accrued interest payable	10,491	9,579
Deferred revenue	132,321	(84,814)
Other non-current liabilities	3,210	—
Net cash provided by (used in) operating activities	388,242	(391,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,969)	(79,593)
Proceeds from sales of property and equipment	605	—
Net cash used in investing activities	(11,364)	(79,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	60,703
Payments on notes payable	(95,031)	(2,094)
Payments on capital lease obligations	(567)	(59,882)
Net cash provided by (used in) financing activities	4,402	(1,273)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	$381,280	$(472,230)
CASH AND CASH EQUIVALENTS, beginning of period	1,183,322	687,645
CASH AND CASH EQUIVALENTS, end of period	$1,564,602	$215,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$71,841	$71,245
Taxes	$1,600	$5,820

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION, organization and summary of significant accounting policies

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the spin-off, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery’s securityholders (the “Distribution”). As part of the Distribution:

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

Accounting for Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires disclosure of the fair value method of accounting for stock options and other equity instruments.  Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the

See accompanying notes to condensed unaudited consolidated financial statements service period which is usually the vesting period.  The Company has chosen, under the provisions of SFAS No. 123, to account for employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25. See the table below for the pro forma effect of using the fair value method of accounting for stock options.

At June 30, 2003, the Company had one stock-based employee compensation plan, which is described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(201,977)	$(255,360)	$(328,220)	$(532,952)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,131)	(8,440)	(24,135)	(29,502)
Pro Forma net loss	$(216,108)	$(263,800)	$(352,355)	$(562,454)

Net loss per share:
Basic and Diluted—as reported	$(0.02)	$(0.03)	$(0.02)	$(0.03)
Basic and Diluted—pro forma	$(0.02)	$(0.03)	$(0.02)	$(0.03)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

• 2003 grants: expected volatility of 162%; risk-free interest rate of 2.00%; and a weighted-average contractual life of 10 years

• 2002 grants: expected volatility of 162%; risk-free interest rate of 4.00%; and a weighted-average contractual life of 10 years

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at June 30, 2003 and December 31, 2002 are primarily due from the major customers indicated below.

See accompanying notes to condensed unaudited consolidated financial statements

In the three months ended June 30, 2003, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.2 million and $152,000.  In the three months ended June 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $238,000.  In the six months ended June 30, 2003, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $2.3 million and $306,000.  In the six months ended June 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $2.3 million and $398,000.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2003	2002	2003	2002
Numerator for basic loss per share—
Net Loss available to stockholders	$(201,977)	$(255,360)	$(328,220)	$(532,952)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	20,131,212	20,131,212	20,131,212	20,131,212
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	20,131,212	20,131,212	20,131,212	20,131,212
Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	(0.03)

Not included in the above table are the dilutive effects of options to purchase 249,000 and 317,000 shares of common stock for the three months ended June 30, 2003 and 2002, respectively, and 304,000 and 281,000 shares of common stock for the six months ended June 30, 2003 and 2002, respectively, because their effects were antidilutive.

See accompanying notes to condensed unaudited consolidated financial statements

2.                            NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
June 30, 2003:
Corsair Communications, Inc.	$175,133	1,464,817	1,639,950
Spieker Properties, L.P.	—	239,271	239,271
Sunwest Bank	125,128	8,353	133,481
Total	$300,261	1,712,441	2,012,702

December 31, 2002:
Corsair Communications, Inc.	$168,288	1,554,130	1,722,418
Spieker Properties, L.P.	—	228,780	228,780
Sunwest Bank	25,128	20,917	46,045
Total	$193,416	1,803,827	1,997,243

Note Payable to Corsair Communications, Inc.

On February 4, 1999, Corsair Communications, Inc. (“Corsair”) and its wholly-owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber’s Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a wholly-owned subsidiary of Primal Systems, Inc. As consideration for the agreement, the Company paid Corsair $2,238,242 by issuing a note payable to Corsair.  The note payable bears interest at 10% and is secured by substantially all the property and equipment that was acquired from Corsair.  Principal and interest payment was payable monthly with all unpaid principal and interest originally due May 2001.  The Company recorded the assets at fair value of $4,581,889 and assumed liabilities of $2,343,647, in addition to the note payable to Corsair.

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

In December 2002, the Company amended the terms of the Corsair note payable.  Per the terms of the 2002 Amended and Restated Secured Promissory Note, the monthly principal and interest payments have been reduced to $25,000 for 2003 and 2004 with a balloon payment of $1.4 million due at maturity of the note in December 2004.  See Note 6.

See accompanying notes to condensed unaudited consolidated financial statements

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% (6.50%, at June 30, 2003) and due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.00% with a floor rate of 6.50% (6.50%, at June 30, 2003).  The loan agreement does not include any specific financial covenants that the Company is required to meet; however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  At June 30, 2003, the balance of the loan was $33,481.

In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy.  At June 30, 2003, the balance of the loan was $100,000.

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

See accompanying notes to condensed unaudited consolidated financial statements

4.         Stock-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the Stock Option Plan, as amended, employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  No options to purchase shares were granted during the six months ended June 30, 2003.  At June 30, 2003, options to purchase 1,704,452 shares of common stock were exercisable under the Stock Option Plan.

During 2002, the Company issued 740,150 options to purchase common stock at a weighted-average price of $0.04 per share, fair market value at the time of the grant.  Options to purchase 65,000 shares vested immediately upon grant, and the remaining 675,150 options vest proportionately every three months over a three-year period from the date of the grant.

In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended.  The warrants were issued at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over two years and expire in ten years.  As the warrants were issued at fair market value, the Company will not record any expense for the warrants issued in accordance with APB Opinion No. 25.

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2002	3,278,930	$0.06
Granted	1,000,000	0.05
Exercised	—	—
Canceled	(233,921)	0.06
Balances, June 30, 2003	4,045,009	$0.05

See accompanying notes to condensed unaudited consolidated financial statements

The following table summarizes information concerning currently outstanding and exercisable options/warrants:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Number Exercisable	Weighted- Average Exercise Price

$0.03	509,312	7.78	$0.03	509,312	$0.03
$0.03	513,450	9.30	$0.03	85,572	$0.03
$0.05	1,115,000	9.24	$0.05	81,667	$0.05
$0.07	1,907,247	8.37	$0.07	1,540,697	$0.07
$0.03 to $0.07	4,045,009	8.47	$0.05	2,217,248	$0.07

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

See accompanying notes to condensed unaudited consolidated financial statements

The operating segment data for the three and six months ended June 30, 2003 and 2002 were as follows:

	Systems	Services	Total

Three months ended June 30, 2003
Revenues	$705,813	$834,732	$1,540,545
Cost of Revenues	147,397	519,470	666,867
Gross Profit	$558,416	$315,262	$873,678

Three months ended June 30, 2002
Revenues	$515,633	$1,047,953	$1,563,586
Cost of Revenues	—	540,385	540,385
Gross Profit	$515,633	$507,568	$1,023,201

Six months ended June 30, 2003
Revenues	$1,269,386	$1,741,939	$3,011,325
Cost of Revenues	156,183	1,193,355	1,349,538
Gross Profit	$1,113,203	$548,584	$1,661,787

Six months ended June 30, 2002
Revenues	$1,031,833	$2,096,180	$3,128,013
Cost of Revenues	—	995,889	995,889
Gross Profit	$1,031,833	$1,100,291	$2,132,124

See accompanying notes to condensed unaudited consolidated financial statements

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended June 30, 2003
Revenues	$1,294,405	$151,652	$94,488	$1,540,545
Gross Profit	734,087	86,005	53,586	873,678
Loss from operations	(169,706)	(19,883)	(12,388)	(201,977)
Property and equipment, net	632,870			632,870

Three months ended June 30, 2002
Revenues	$1,196,989	$251,666	$114,931	$1,563,586
Gross Profit	783,303	164,689	75,210	1,023,201
Income from operations	(195,489)	(41,101)	(18,770)	(255,360)
Property and equipment, net	993,451			993,451

Six months ended June 30, 2003
Revenues	$2,512,213	$305,750	$193,362	$3,011,325
Gross Profit	1,386,354	168,727	106,706	1,661,787
Loss from operations	(273,819)	(33,325)	(21,076)	(328,220)
Property and equipment, net	632,870			632,870

Six months ended June 30, 2002
Revenues	$2,379,411	$501,171	$247,431	$3,128,013
Gross Profit	1,621,860	341,609	168,655	2,132,124
Loss from operations	(405,405)	(85,390)	(42,157)	(532,952)
Property and equipment, net	993,451			993,451

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended June 30, 2003	$151,652	$94,488	$1,285,529

Three months ended June 30, 2002	237,648	105,070	1,179,215

Six months ended June 30, 2003	305,750	193,362	2,494,462

Six months ended June 30, 2002	398,135	222,070	2,343,861

See accompanying notes to condensed unaudited consolidated financial statements

6.                                      SUBSEQUENT EVENTS

In December 2002, the Company signed a letter of intent to amend the terms of the Corsair note payable.  In July 2003, the Company formally completed the 2002 Amended and Restated Secured Promissory Note as discussed in Note 2.

In July 2003, the Company issued 774,364 options to purchase common stock to employees. The options were issued under the Stock Option Plan at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three years and expire in ten years.  As the options were issued at fair market value, the Company will not record any expense for the options issued in accordance with APB Opinion No. 25.

See accompanying notes to condensed unaudited consolidated financial statements

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

During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs.  During 2002 and through the second quarter of 2003, capital spending in the communications industry continued to decline.  Large established CSPs delayed capital spending for equipment and related software.  The number of emerging or start up CSPs also continued to decline through market consolidation.  However, the demand for the next-generation technology in providing communications services using IP networks continues to grow.

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

Current Conditions

As in 2002, we have continued in 2003 to focus on controlling costs as well as seeking out new sales opportunities for Access IM®, our network mediation software product and Connect RTR™, our rating software, through our direct sales force and our partnerships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive markets with many competitors.  With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist.   However, in the first six months of 2003, we were successful in deploying Connect IXC™, an integrated IP mediation and rating solution, for a tier one cable MSO, and completing a contract to deploy Access IM® IP Mediation and Connect CCB® customer care and billing solution at a municipal utility.  We believe we will be able to continue to compete for new sales based on our products’ features, the low overall cost of ownership associated with our products, and by delivering a high level of customer service.

In the first half of 2003, we have expanded our efforts in our target markets and increased our investments in our key partner relationships, which have been instrumental in recent customer wins.  We have increased our resource and capital commitments to our key partner relationships, which are expected to generate product initiatives in 2003 and could lead to realized revenue in the future. We have continued to focus on protecting cash flow, taking steps to improve operational efficiencies and maintaining adequate liquidity in our drive to service existing customers and attract new customers. Despite the improvements in sales and partner activity, the Company does not expect to achieve profitability in the near future.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations.  The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Results of operations for the three months ended June 30, 2003 and 2002

Revenues

Total revenues remained steady  for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

Revenue growth depends, in part, on the overall demand for the Company’s communications software products. Because the Company’s sales are primarily to the CSPs, its ability to generate revenue also depends on specific conditions affecting those CSPs and on general economic conditions.

System revenue increased to $706,000, or 46% of total revenues, for the three months ended June 30, 2003, from $516,000, or 33% of total revenues, for the three months ended June 30, 2002, primarily due to third-party software sales of $164,000 to an existing customer.

Service revenue decreased to $835,000, or 54% of total revenues, for the three months ended June 30, 2003, from $1.0 million, or 67% of total revenues, for the three months ended June 30, 2002.  The decrease was primarily due to a decrease in professional services revenue as a result of the restructuring of contract renewals with existing customers and a decrease in customization revenue from an existing customer. Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues increased to $667,000, or 43% of total revenues, for the three months ended June 30, 2003, from $540,000, or 35% of total revenues, for the three months ended June 30, 2002, primarily due to costs associated with the sale of third-party software to an existing customer during the quarter.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements, and have not been significant to date. However, during the second quarter of 2003, the cost of system revenue increased to $147,000, or 21% of system revenue as compared to none in the prior period.  The increase is primarily due to the cost of third-party software sold to an existing customer during the quarter.

Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue is calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, cost of service revenue generally fluctuates each quarter with the volume of customer-related activities, including installations and related consulting, training or other professional services rendered to new customers and customer service and support activities rendered to existing customers.  Cost of service revenue decreased to $519,000, or 62% of service revenue for the three months ended June 30, 2003, from $540,000, or 52% of service revenue, for the three months ended June 30, 2002 primarily due to decrease in customization efforts and customer installations in the quarter as compared to prior period.

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

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses are calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities.  As a result, research and development expenses generally fluctuate based on the need for technical staff to support customer-related activities.  Research and development expenses decreased to $310,000, or 20% of total revenues, for the three months ended June 30, 2003, from $416,000 or 27% of total revenues for the three months ended June 30, 2002.  The decrease was primarily due to a decrease in technical personnel in June of 2002 resulting in a decrease in the average number of full-time equivalent employees performing research and development in the quarter as compared to the equivalent quarter during the prior year.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses decreased to $293,000, or 19% of total revenues, for the three months ended June 30, 2003, from $349,000, or 22% of total revenues, for the three months ended June 30, 2002, primarily due to a decrease in sales and marketing personnel and costs.  The decrease in personnel was primarily due to the reduction in the average number of sales and marketing employees during the quarter compared to the equivalent quarter during the prior year, and a reduction in non-personnel costs was primarily due to a decrease in branding costs as compared to the prior year.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.  General and administrative expenses decreased to $433,000, or 28% of total revenues for the three months ended June 30, 2003, from $477,000, or 30% of total revenues for the three months ended June 30, 2002, primarily due to a decrease in administration staff in the second quarter of 2002.

Depreciation and amortization expense included in the results of operations decreased to $89,000 for the three months ended June 30, 2003, as compared to $114,000 for the three months ended June 30, 2002.  The decrease was primarily due to the decrease in depreciation on equipment subject to capital leases that ended in 2002.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets.  It increased slightly over the prior year quarter primarily due to new interest expense relating to Sunwest Bank line of credit.

Results of operations for the six months ended June 30, 2003 and 2002

Total Revenue

Total revenue remained steady for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

System revenue increased to $1.3 million, or 42% of total revenues, for the six months ended June 30, 2003, as compared to $1.0 million, or 33% of total revenues, for the six months ended June 30, 2002, primarily due to $192,000 in third-party software sales to new and existing customers and additional recurring license fees recognized from a new customer.

Service revenue decreased to $1.7 million, or 58% of total revenues, for the six months ended June 30, 2003, from $2.1 million, or 67% of revenues, for the six months ended June 30, 2002. The decrease was primarily due to a decrease in professional services revenue as a result of the restructuring of contract renewals with existing customers and a decrease in customization revenue from an existing customer. Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues increased to  $1.3 million  or 45% of total revenues, for the six months ended June 30, 2003, from $996,000, or 32% of total revenues, for the six months ended June 30, 2002.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements, and have not been significant to date. However, during the six months ended June 30, 2003, the cost of system revenue increased to $156,000, or 12% of system revenue as compared to none in the prior period.  The increase is primarily due to the cost of third-party software sold to new and existing customers during the six months ended June 30, 2003.

Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue is calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, cost of service revenue generally fluctuates each quarter with the volume of customer-related activities, including installations and related consulting, training or other professional services rendered to new customers and customer service and support activities rendered to existing customers.  Cost of service revenue increased to $1.2 million, or 69% of service revenue for the six months ended June 30, 2003, from $996,000, or 48% of service revenue, for the six months ended June 30, 2002 primarily due to an increase in customization efforts and customer installations in the period as compared to prior period.

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

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses are calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities.  As a result, research and development expenses generally fluctuate based on the need for technical staff to support customer-related activities.  Research and development expenses decreased to $494,000, or 16% of total revenues, for the six months ended June 30, 2003, from $909,000, or 29% of total revenues, for the six months ended June 30, 2002.  The decrease was primarily due to a decrease in technical personnel in June of 2002 resulting in a decrease in the average number of full-time equivalent employees performing research and development in the period as compared to the equivalent period during the prior year.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $504,000, or 17% of total revenues, for the six months ended June 30, 2003, from $687,000, or 22% of total revenues, for the six months ended June 30, 2002. The decrease in personnel was primarily due to the reduction in the average number of sales and marketing employees during the period compared to the equivalent period during the prior year, and a reduction in non-personnel costs was primarily due to a decrease in branding costs as compared to the prior year.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel. General and administrative expenses decreased to $910,000, or 30% of total revenues, for the six months ended June 30, 2003, from $987,000, or 32% of total revenues, for the six months ended June 30, 2002, primarily due to a decrease in administration staff in second quarter of 2002 and other operating costs, including operating lease costs, facilities costs and depreciation.

Depreciation and amortization expense included in the results of operations decreased to $198,000 for the six months ended June 30, 2003, as compared to $290,000 for the six months ended June 30, 2002. The decrease was primarily due to the decrease in depreciation on equipment subject to capital leases that ended in 2002.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets.  It increased slightly over the prior year period primarily due to new interest expense relating to Sunwest Bank line of credit.

Liquidity and Capital Resources

Our cash balance increased to $1.6 million at June 30, 2003, from $1.2 million at December 31, 2002, primarily due to collections for recurring services to be rendered to our largest customer in the third quarter of 2003.  Our working capital deficit, defined as current assets less current liabilities, was $303,000 at June 30, 2003, as compared to $76,000 at December 31, 2002.  The change was primarily due to an increase in accounts payable and other accrued liabilities resulting from an increase in sales to customers, increase in deferred revenue as a result of collections from customers and an increase in the current portion of notes payable as a result of recording the $100,000 line of credit balance as a current liability.  The $100,000 line of credit balance was reclassed from non-current liabilities to current liabilities in the second quarter because of its April 2004 due date.  In addition, as a result of the timing of significant invoices to and payments from customers at the end or beginning of the periods, the balance of cash and accounts receivable tends to fluctuate inversely from quarter to quarter.  During the six months ended June 30, 2003, the balance of cash and accounts receivable did not fluctuate significantly due to such items, but did so in second quarter of 2003 due to an increase in collections as compared to the first quarter of 2003.

Net cash provided by (used in) operating activities increased to $388,000 for the six months ended June 30, 2003, as compared to $(391,000) for the six months ended June 30, 2002, primarily due to a decrease in net loss, an increase in collections of accounts receivable, an increase in accounts payable and other accrued liabilities and an increase in deferred revenue.

Net cash used in investing activities decreased to $(11,000) for the six months ended June 30, 2003, as compared to $(80,000) for the six months ended June 30, 2002, due to the decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities increased to $4,000 for the six months ended June 30, 2003, as compared to $(1,000) for the six months ended June 30, 2002, primarily due to an increase in proceeds from notes payable offset by an increase of payments to notes payable and a decrease of payments for capital lease obligations.

In February 2003, the Company drew down $100,000 on its operating line of credit to finance a portion of the annual premium for an insurance policy.  The loan is structured as a term loan with interest-only payments due until its maturity in April 2004.  The interest rate is an adjustable interest rate of 2.0% plus prime with a floor rate of 6.50% (6.50% at June 30, 2003).  At June 30, 2003, the balance of the loan was $100,000.

We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months.  We may seek to raise additional funds from various sources including the issuance of debt, equity or equity-related securities to expand our sales capabilities, domestically and internationally, increase our marketing efforts and improve our market perception.  We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all, or that cost reductions will be effective, or available.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $328,000, $463,000, and $8.4 million for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively. We had an accumulated deficit of $12.7 million as of June 30, 2003, and we could incur net losses for the foreseeable future.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the 6 months ended June 30, 2003 and the year ended December 31, 2002, represented approximately 76% and 10%, respectively, of total revenues. Two customers individually accounted for approximately 10% or more of our total revenues in the 6 months ended June 30, 2003 and the year ended December 31, 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

Certain segments of the telecommunications industry is experiencing significant consolidation, while other segments are expanding.  We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the telecommunications industry.  In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different telecommunications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.  However, we cannot provide any assurance such efforts will be successful.

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

We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 17%, 22% and 17% of our total revenue for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively. We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

Because some stockholders together beneficially own or have the right to vote 35% of our voting stock, the voting power of other stockholders may be limited.

Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 35% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors including pursuing a going-private transaction.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Primal.

Our certificate of incorporation and bylaws contain provisions that could make it difficult for a third-party to acquire Primal without the consent of our board of directors. The acquirer will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.  In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third-party to acquire us without negotiation.

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

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On July 23, 2003, the Company had its annual meeting of stockholders.  At the meeting, the following proposals were ratified.

Proposal	For	Against Or Withheld	Abstain*

Election of Joseph R. Simrell to Board of Directors (1)	13,645,691	—	4,600
Election of David Haynes to Board of Directors (1)	13,198,779	446,912	4,600
Election of John Faltys to Board of Directors (1)	13,236,379	409,312	4,600
Election of Louis A. Delmonico to Board of Directors (1)	13,608,091	37,600	4,600
Election of John E. Rehfeld to Board of Directors (1)	13,645,691	—	4,600

Appointment of Haskell & White LLP as the independent certified public accountants of the Company for the fiscal year ended December 31, 2003	13,646,691	—	3,600

*Excludes  broker non-votes

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

2.2	Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

2.3	Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Primal Form SB-2 and incorporated by reference herein)

3.3	Second Amended and Restated Bylaws adopted by the Board of Directors on May 15, 2002 (filed as Exhibit 3.3 to the Primal Form 10–QSB filed on August 14, 2002 and incorporated by reference herein)

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

10.2	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Primal Form SB-2 and incorporated by reference herein)

10.2a	Amended and Restated Indemnification Agreement (filed as Exhibit 10.2a to the Primal Form 10-KSB filed March 27, 2002 (the “Primal Form 10-KSB”) and incorporated by reference herein)

10.3	Employment Agreement for William Salway dated December 5, 2001 (filed as Exhibit 10.3 to the Primal Form 10-KSB and incorporated by reference herein)

10.4	Reserved

10.5	Employment Agreement for Joseph R. Simrell dated December 5, 2001 (filed as Exhibit 10.5 to the Primal Form 10-KSB and incorporated by reference herein)

Exhibit Number	Description of Document

10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Primal Form 10-KSB and incorporated by reference herein)

10.7	Form of Master Software License Agreement (filed as Exhibit 10.7 to the Primal Form SB-2 and incorporated by reference herein)

10.8	Form of Change of Control Agreement , as modified on May 3, 2002 (filed as Exhibit 10.8 to the Primal Form 10–QSB filed on May 14, 2002 and incorporated by reference herein)

10.9	Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Primal Form 10-KSB and incorporated by reference herein)

10.9a	First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Primal Form 10-KSB and incorporated by reference herein)

10.10	Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Primal Form 10-KSB and incorporated by reference herein)

10.11	Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc., dated January 1, 2001 (filed as Exhibit 10.11 to the Primal Form 10-KSB and incorporated by reference herein)

10.11a

Letter agreement, dated December 20, 2001, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11a to the Primal Form 10-KSB and incorporated by reference herein)

10.11b*	2002 Amended and Restated Secured Promissory Note dated December 27, 2002, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc.

10.11c*	Guaranty of the 2002 Amended and Restated Secured Promissory Note dated December 27, 2002 by Primal Solutions, Inc. in favor of Lightbridge, Inc. dated December 27, 2002.

10.12	Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25, 2001 (filed as Exhibit 10.12 to the Primal Form 10-KSB and incorporated by reference herein)

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

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On July 24, 2003, the Company filed an 8-K regarding press releases announcing its earnings for the second quarter and six months ended June 30, 2003 and the results of the annual meeting of stockholders held on July 23, 2003.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.11b	2002 Amended and Restated Secured Promissory Note dated December 27, 2002, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc.

10.11c	Guaranty of the 2002 Amended and Restated Secured Promissory Note dated December 27, 2002 by Primal Solutions, Inc. in favor of Lightbridge, Inc. dated December 27, 2002.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

August 14, 2003	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President, and Chief Financial Officer