Form 10QSB
period 2003-09-30
PRIMAL SOLUTIONS INC
filed 2003-11-13
CIK 1124217

As filed with the Securities and Exchange Commission on November 13, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2003

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

Yes  ☒     No  ☐

Number of shares outstanding as of the close of business on November 13, 2003:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	20,819,447

Transitional Small Business Disclosure Format (Check one):          Yes  ☐    No  ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,084,682	$1,183,322
Accounts receivable, net of allowance for doubtful accounts of none (2003) and ($38,467) (2002)	858,307	394,328
Prepaid expenses and other current assets	180,453	164,349
Total current assets	2,123,442	1,741,999
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,476,589 (2003) and $1,203,475 (2002)	565,175	822,013
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633
	$3,360,790	$3,236,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$807,391	$668,042
Deferred revenue	1,156,156	953,763
Current portion of notes payable	293,787	193,416
Capital lease obligations	—	2,502
Total current liabilities	2,257,334	1,817,723

NOTES PAYABLE, less current portion	1,665,575	1,803,827
Other non-current liabilities	3,210	—
Total liabilities	3,926,119	3,621,550

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,819,447 and 20,131,212 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	208,194	201,312
Additional paid-in capital	11,857,232	11,805,614
Accumulated deficit	(12,630,755)	(12,392,291)
Net stockholders’ equity (deficit)	(565,329)	(398,365)
	$3,360,790	$3,236,185

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUES:
System revenue	$739,900	$529,995	$2,009,285	$1,561,828
Service revenue	1,048,941	925,077	2,790,880	3,021,257
Total revenues	1,788,841	1,455,072	4,800,165	4,583,085

Cost of systems	74,602	2,247	230,785	2,247
Cost of services	646,681	474,892	1,840,037	1,470,781
COST OF REVENUES	721,283	477,139	2,070,822	1,473,028
GROSS MARGIN	1,067,558	977,933	2,729,343	3,110,057
OPERATING EXPENSES:
Research and development	291,824	299,922	785,996	1,208,530
Sales and marketing	265,571	240,647	769,833	927,990
General and administrative	381,539	505,821	1,291,353	1,492,805
Total operating expenses	938,934	1,046,390	2,847,182	3,629,325

INCOME (LOSS) FROM OPERATIONS	128,624	(68,457)	(117,839)	(519,268)
INTEREST AND OTHER EXPENSE, net	(38,868)	(46,109)	(119,025)	(122,431)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	89,756	(114,566)	(236,864)	(641,698)
INCOME TAX PROVISION	—	—	1,600	5,820
NET INCOME (LOSS)	$89,756	$(114,566)	$(238,464)	$(647,518)
Basic net income (loss) per share	$—	$(0.01)	$(0.01)	$(0.03)
Diluted net income (loss) per share	$—	$(0.01)	$(0.01)	$(0.03)

Weighted-average basic common shares outstanding	20,288,309	20,131,212	20,184,153	20,131,212

Weighted-average diluted common shares outstanding	21,170,981	20,131,212	20,184,153	20,131,212

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238,464)	$(647,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,524	398,936

Provision for doubtful accounts	7,937	38,467
Loss on disposal of assets	2,831	6,038
	—
Changes in operating assets and liabilities:
Accounts receivable	(476,312)	155,740
Prepaid expenses and other current assets	(16,104)	(49,170)
Other operating	3,210	—
Accounts payable and other accrued liabilities	141,810	(248,892)
Increase in non-current accrued interest payable	15,915	14,526
Deferred revenue	202,393	67,231
Net cash used in operating activities	(60,260)	(264,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,122)	(88,930)
Proceeds from sales of property and equipment	605	1,450
Net cash used in investing activities	(42,517)	(87,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	(153,796)	(8,376)
Proceeds from Notes Payable	100,000	60,703
Payments on Capital Lease Obligations	(567)	(66,106)
Proceeds from issuance of common stock	58,500	—
Net cash provided by (used in) financing activities	4,137	(13,779)

NET DECREASE IN CASH EQUIVALENTS	$(98,640)	$(365,901)
CASH AND CASH EQUIVALENTS, beginning of period	1,183,322	687,645
CASH AND CASH EQUIVALENTS, end of period	$1,084,682	$321,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$106,954	$107,298
Taxes	$1,600	$5,820

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

At September 30, 2003, the Company had one stock-based employee compensation plan, which is described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$89,756	$(114,566)	$(238,464)	$(647,518)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,215)	(12,821)	(43,390)	(45,492)

Pro Forma net income (loss)	$72,541	$(127,387)	$(281,854)	$(693,010)

Net income (loss) per share:

Basic and Diluted-as reported	$—	$(0.01)	$(0.01)	$(0.03)

Basic and Diluted-pro forma	$—	$(0.01)	$(0.01)	$(0.03)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•2003 grants: expected volatility of 162%; risk-free interest rate of 2.00%; and a weighted-average contractual life of 10 years

•2002 grants: expected volatility of 162%; risk-free interest rate of 4.00%; and a weighted-average contractual life of 10 years

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at September 30, 2003 and December 31, 2002 are primarily due from the major customers indicated below.

In the three months ended September 30, 2003, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $305,000.  In the three months ended September 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $150,000.  In the nine months ended September 30, 2003, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $3.4 million and $457,000.  In the nine months ended September 30, 2002, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $3.4 million and $548,000.

Net Income (Loss) Per Share - The Company has computed net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Basic net income (loss) per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period and diluted net income per share was computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding for the period.

The following table represents the computation of basic and diluted income (loss) per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic income (loss) per share-
Net Income (Loss) available to stockholders	$89,756	$(114,566)	$(238,464)	$(647,518)
Denominator:
Denominator for basic income (loss) per share-
Weighted average shares outstanding during the period	20,288,309	20,131,212	20,184,153	20,131,212
Net effect of dilutive stock options	882,672	—	—	—
Weighted average common equivalent shares	21,170,981	20,131,212	20,184,153	20,131,212
Net income (loss) per share:
Basic and Diluted	$—	$(0.01)	$(0.01)	(0.03)

Not included in the above table are the dilutive effects of options to purchase 203,000 shares of common stock for the three months ended September 30, 2002, and 422,000 and 268,000 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, because their effects were antidilutive.

Impairment of Goodwills - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of September 30, 2003.  Management completes an annual testing of goodwill for impairment on September 30th of each year.

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
September 30, 2003:
Corsair Communications, Inc.	$178,659	1,418,809	1,597,468
Spieker Properties, L.P.	—	244,695	244,695
Sunwest Bank	115,128	2,071	117,199
Total	$293,787	1,665,575	1,959,362

December 31, 2002:
Corsair Communications, Inc.	$168,288	1,554,130	1,722,418
Spieker Properties, L.P.	—	228,780	228,780
Sunwest Bank	25,128	20,917	46,045
Total	$193,416	1,803,827	1,997,243

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

In December 2002, the Company amended the terms of the Corsair note payable.  Per the terms of the 2002 Amended and Restated Secured Promissory Note, the monthly principal and interest payments have been reduced to $25,000 for 2003 and 2004 with a balloon payment of $1.4 million due at maturity of the note in December 2004.  In July 2003, the Company formally completed the 2002 Amended and Restated Secured Promissory Note.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% (6.50%, at September 30, 2003) and due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.00% with a floor rate of 6.50% (6.50%, at September 30, 2003).  The loan agreement does not include any specific financial covenants that the Company is required to meet; however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  At September 30, 2003, the balance of the loan was $27,199.

In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy.  At September 30, 2003, the balance of the loan was $90,000.

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

4.                                      EQUITY

Issuance of Common Stock

In September 2003, the Board of Directors approved and completed the sale of 688,235 shares of common stock to members of the Board of Directors at a price equal to fair market value.

5.                                      STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the Stock Option Plan, as amended, employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  During the nine months ended September 30, 2003, the Company granted options to purchase 1,180,964 shares of common stock at a weighted-average price of $0.06 per share, fair market value at the time of the grant, vesting proportionately every three months over a three-year period from the date of the grant.  At September 30, 2003, options to purchase 2,217,247 shares of common stock were exercisable under the Stock Option Plan.

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

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2002	3,278,930	$0.06
Granted	2,180,964	0.06
Exercised	—	—
Canceled	(307,021)	0.07
Balances, September 30, 2003	5,152,873	$0.06

The following table summarizes information concerning currently outstanding and exercisable options/warrants:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Number Exercisable	Weighted- Average Exercise Price

$0.03	509,312	1.97	$0.03	509,312	$0.03
$0.03	551,750	9.12	$0.03	140,863	$0.03
$0.05	1,115,000	9.49	$0.05	210,833	$0.05
$0.06	820,964	9.80	$0.06	—	$0.06
$0.07	1,795,847	8.10	$0.07	1,629,544	$0.07
$0.075	360,000	9.88	$0.075	—	$0.075
$0.03 to $0.075	5,152,873	8.47	$0.06	2,490,551	$0.07

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

The operating segment data for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Systems	Services	Total

Three months ended Sept 30, 2003
Revenues	$739,900	$1,048,941	$1,788,841
Cost of Revenues	74,602	646,681	721,283
Gross Profit	$665,298	$402,260	$1,067,558

Three months ended Sept 30, 2002
Revenues	$529,995	$925,077	$1,455,072
Cost of Revenues	2,247	474,892	477,139
Gross Profit	$527,748	$450,185	$977,933

Nine months ended Sept 30, 2003
Revenues	$2,009,285	$2,790,880	$4,800,165
Cost of Revenues	230,785	1,840,037	2,070,822
Gross Profit	$1,778,500	$950,843	$2,729,343

Nine months ended Sept 30, 2002
Revenues	$1,561,828	$3,021,257	$4,583,085
Cost of Revenues	2,247	1,470,781	1,473,028
Gross Profit	$1,559,581	$1,550,476	$3,110,057

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended Sept 30, 2003
Revenues	$1,528,587	$151,652	$108,602	$1,788,841
Gross Profit	912,242	90,504	64,812	1,067,558
Income from operations	76,698	7,609	5,449	89,756
Property and equipment, net	565,175			565,175

Three months ended Sept 30, 2002
Revenues	$1,194,685	$164,366	$96,021	$1,455,072
Gross Profit	802,931	110,468	64,534	977,933
Loss from operations	(94,065)	(12,941)	(7,560)	(114,566)
Property and equipment, net	886,198			886,198

Nine months ended Sept 30, 2003
Revenues	$4,040,798	$457,403	$301,964	$4,800,165
Gross Profit	2,297,572	260,076	171,695	2,729,343
Loss from operations	(200,740)	(22,723)	(15,001)	(238,464)
Property and equipment, net	565,175			565,175

Nine months ended Sept 30, 2002
Revenues	$3,574,096	$665,537	$343,452	$4,583,085
Gross Profit	2,425,363	451,630	233,065	3,110,057
Loss from operations	(504,964)	(94,030)	(48,524)	(647,518)
Property and equipment, net	886,198			886,198

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended Sept 30, 2003	$151,652	$108,602	$1,519,712

Three months ended Sept 30, 2002	150,348	96,021	1,176,911

Nine months ended Sept 30, 2003	457,403	301,964	4,014,174

Nine months ended Sept 30, 2002	548,483	318,091	3,520,772

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

During 2001, the communications industry experienced a world-wide economic downturn, which has resulted in delayed capital spending by the large, established CSPs and consolidation in the number of start-up, or emerging CSPs.  During 2002 and 2003, capital spending in the communications industry continued to decline.  Large established CSPs delayed capital spending for equipment and related software.  The number of emerging or start up CSPs also continued to decline through market consolidation.  However, the demand for the next-generation technology in providing communications services using IP networks continues to grow.

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

Current Conditions

As in 2002, we have continued in 2003 to focus on controlling costs as well as seeking out new sales opportunities for Access IM®, our network mediation software product and Connect RTR™, our rating software, through our direct sales force and our partnerships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive markets with many competitors.  With fewer sales opportunities available due to the economic downturn, competition has increased for the sales opportunities that do exist.  However, in the first nine months of 2003, we were successful in deploying Connect IXC™, an integrated IP mediation and rating solution, for a tier one cable MSO, and deploying Access IM IP Mediation and Connect CCB® customer care and billing solution at a municipal utility.  We believe we will be able to continue to compete for new sales based on our products’

features, the low overall cost of ownership associated with our products, and by delivering a high level of customer service.

In 2003, we have expanded our efforts in our target markets and increased our investments in our key partner relationships, which have been instrumental in recent customer wins.  We have increased our resource and capital commitments to our key partner relationships, which are expected to generate product initiatives in 2003 and could lead to realized revenue in the future. We have continued to focus on protecting cash flow, taking steps to improve operational efficiencies and maintaining adequate liquidity in our drive to service existing customers and attract new customers. Despite the improvements in sales and partner activity, the Company does not expect to achieve profitability in the near future.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s condensed unaudited consolidated financial condition and results of operations.  The discussion should be read in conjunction with our condensed unaudited consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Results of operations for the three months ended September 30, 2003 and 2002

Revenues

Total revenues increased to $1.8 million in the three months ended September 30, 2003, as compared to $1.5 million in the three months ended September 30, 2002 primarily due to the recognition of revenue as a result of the completed installation of our Connect CCB and Access IM products at a new customer and additional software sales to an existing customer.

Revenue growth depends, in part, on the overall demand for the Company’s communications software products. Because the Company’s sales are primarily to the CSPs, its ability to generate revenue also depends on specific conditions affecting those CSPs and on general economic conditions.

System revenue increased to $740,000, or 41% of total revenues, for the three months ended September 30, 2003, from $530,000, or 36% of total revenues, for the three months ended September 30, 2002, primarily due to an increase in third-party software sales to an existing customer and the recognition of licensing fee revenue from a new customer.

Service revenue increased to $1.0 million, or 59% of total revenues, for the three months ended September 30, 2003, from $925,000, or 64% of total revenues, for the three months ended September 30, 2002.  The increase was primarily due to the recognition of $100,000 in professional services revenue relating to a new customer. Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues increased to $721,000, or 40% of total revenues, for the three months ended September 30, 2003, from $477,000, or 33% of total revenues, for the three months ended September 30, 2002, primarily due to installation and professional services costs associated with a new customer and the costs relating to the sale of third-party software to an existing customer during the quarter.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements. During the third quarter of 2003, the cost of system revenue increased to $75,000, or 10% of system revenue as compared to $2,000 in the prior period.  The increase is due primarily to the cost of third-party software sold to an existing customer during the quarter.

Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue is calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, cost of service revenue generally fluctuates each quarter with the volume of customer-related activities, including installations and related consulting, training or other professional services rendered to new customers and customer service and support activities rendered to existing customers.  Cost of service revenue increased to $647,000, or 62% of service revenue for the three months ended September 30, 2003, from $475,000, or 51% of service revenue, for the three months ended September 30, 2002, primarily due to increase in customer installations for a new customer during the quarter as compared to prior period.

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

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses are calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities.  As a result, research and development expenses generally fluctuate based on the need for technical staff to support customer-related activities.  Research and development expenses decreased slightly to $292,000, or 16% of total revenues, for the three months ended September 30, 2003, from $300,000 or 21% of total revenues for the three months ended September 30, 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses increased in dollars but decreased as a percentage of total revenue to $266,000, or 15% of total revenues, for the three months ended September 30, 2003, from $241,000, or 17% of total revenues, for the three months ended September 30, 2002, primarily due to an increase in sales and marketing personnel and costs.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel and other general administrative overhead.  General and administrative expenses decreased to $382,000, or 21% of total revenues for the three months ended September 30, 2003, from $506,000, or 35% of total revenues for the three months ended September 30, 2002, primarily due to a decrease in administration staff in 2002 and 2003 and the decrease in bad debt expense associated with a terminated maintenance contract in the third quarter of 2002.

Depreciation and amortization expense included in the results of operations remained relatively constant  from the three months ended September 30, 2003 and the three months ended September 30, 2002.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets.  It decreased to $39,000 for the three months ended September 30,2003 from $$46,000 for the three months ended September 30, 2002.   The decrease from the prior year quarter is primarily due to decreased interest expense associated with the notes payable.

Results of operations for the nine months ended September 30, 2003 and 2002

Total Revenue

Total revenues increased to $4.8 million in the nine months ended September 30, 2003, as compared to $4.6 million in the nine months ended September 30, 2002 primarily due to an increase in system revenue offset by a decrease in service revenue.

System revenue increased to $2.0 million, or 42% of total revenues, for the nine months ended September 30, 2003, as compared to $1.6 million, or 34% of total revenues, for the nine months ended September 30, 2002, primarily due to an increase in third-party software sales to new and existing customers and the recognition of licensing fee revenue from a new customer.

Service revenue decreased to $2.8 million, or 58% of total revenues, for the nine months ended September 30, 2003, from $3.0 million, or 66% of revenues, for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in professional services revenue as a result of the restructuring of contract renewals with existing customers, a decrease in customization revenue from existing customers and a reduction in maintenance revenue. Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

Total cost of revenues increased to  $2.1 million, or 43% of total revenues, for the nine months ended September 30, 2003, from $1.5 million, or 32% of total revenues, for the nine months ended September 30, 2002.

Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements. During the nine months ended September 30, 2003, the cost of system revenue increased to $231,000, or 11% of system revenue as compared to $2,000 in the prior period.  The increase is due primarily to the cost of third-party software sold to an existing customer during the nine months ended September 30, 2003.

Cost of service revenue consists primarily of the costs of consulting and customer service and support.  Cost of service revenue is calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, cost of service revenue generally fluctuates each quarter with the volume of customer-related activities, including installations and related consulting, training or other professional services rendered to new customers and customer service and support activities rendered to existing customers.  Cost of service revenue increased to $1.8 million, or 66% of service revenue, for the nine months ended September 30, 2003, from $1.5 million, or 49% of service revenue, for the nine months ended September 30, 2002, primarily due to an increase in customer installations for new customers during the period as compared to the equivalent prior period.

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

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses are calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities.  As a result, research and development expenses generally fluctuate based on the need for technical staff to support customer-related activities.  Research and development expenses decreased to $786,000, or 16% of total revenues, for the nine months ended September 30, 2003, from $1.2 million , or 26% of total revenues, for the nine months ended September 30, 2002.  The decrease was primarily due to a decrease in the average number of full-time employees performing research and development in the current year due to technical staff performing installation and professional services for new customers as compared to the equivalent period during the prior year.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $770,000, or 16 % of total revenues, for the nine months ended September 30, 2003, from $928,000, or 20% of total revenues, for the nine months ended September 30, 2002. The decrease was primarily due to the reduction in sales and marketing employees during the period compared to the equivalent period in the prior year.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel and other general administrative overhead. General and administrative expenses decreased to $1.3 million, or 27% of total revenues, for the nine months ended September 30, 2003, from $1.5 million, or 33% of total revenues, for the nine months ended September 30, 2002, primarily due to a decrease in administration staff and other operating costs, including operating lease costs, facilities costs and depreciation.

Depreciation and amortization expense included in the results of operations decreased to $297,000 for the nine months ended September 30, 2003, as compared to $399,000 for the nine months ended September 30, 2002. The decrease was primarily due to the decrease in depreciation on equipment subject to capital leases that ended in 2002.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets.  It decreased slightly from the prior year period primarily due to a decrease in interest expense associated with notes payable.

Liquidity and Capital Resources

Our cash balance decreased to $1.1 million at September 30, 2003, from $1.2 million at December 31, 2002, primarily due to purchases of property and equipment and net payments on notes payable during the nine months ended September 30, 2003.  Our working capital deficit, defined as current assets less current liabilities, was $134,000 at September 30, 2003, as compared to $76,000 at December 31, 2002.  The change was primarily due to an increase in accounts receivable and deferred revenue resulting from an increase in sales to customers, increase in accounts payable and other accrued liabilities and an increase in the current portion of notes payable as a result of recording the $100,000 line of credit balance as a current liability.  The $100,000 line of credit balance was reclassed from non-current liabilities to current liabilities in the second quarter 2003 because of its April 2004 due date.  In addition, as a result of the timing of significant invoices to and payments from customers at the end or beginning of the periods, the balance of cash and accounts receivable tends to fluctuate inversely from quarter to quarter.  During the nine months ended September 30, 2003, the balance of cash and accounts receivable fluctuated significantly due to such items and also collectively increased as a result of an increase in revenue from customers and sales in 2003.

Net cash used in operating activities decreased to $(60,260) for the nine months ended September 30, 2003, as compared to $(264,642) for the nine months ended September 30, 2002, primarily due to an increase in accounts payable, decrease in net loss and  an increase in deferred revenue offset by an increase in accounts receivable.

Net cash used in investing activities decreased to $(42,517) for the nine months ended September 30, 2003, as compared to $(87,480) for the nine months ended September 30, 2002, due to the decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities increased to $4,137 for the nine months ended September 30, 2003, as compared to $(13,779) for the nine months ended September 30, 2002, primarily due to an increase of payments to notes payable offset by an increase in proceeds for notes payable, an increase in proceeds from issuance of common stock and the decrease of payments for capital lease obligations.

In February 2003, the Company drew down $100,000 on its operating line of credit to finance a portion of the annual premium for an insurance policy.  The loan is structured as a term loan with interest-only payments due until its maturity in April 2004.  The interest rate is an adjustable interest rate of 2.0% plus prime with a floor rate of 6.50% (6.50% at September 30, 2003).  At September 30, 2003, the balance of the loan was $90,000.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $238,000, $463,000, and $8.4 million for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. We had an accumulated deficit of $12.6 million as of September 30, 2003, and we could incur net losses for the foreseeable future.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the nine months ended September 30, 2003 and the year ended December 31, 2002, represented approximately 81% and 86%, respectively, of total revenues. Two customers individually accounted for approximately 10% or more of our total revenues in the nine months ended September 30, 2003 and the year ended December 31, 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

•                  the timing of the MSO providers offering voice-over cable services;

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

Certain portions of the telecommunications industry are experiencing consolidation, which may reduce the number of potential clients for our software.

Certain segments of the telecommunications industry are experiencing significant consolidation, while other segments are expanding.  We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the telecommunications industry.  In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different telecommunications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.  However, we cannot provide any assurance such efforts will be successful.

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

During 2002 and 2003, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we have successfully augmented these arrangements to produce the desired results in the future or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 16%, 22% and 17% of our total revenue for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. We expect to conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

Because some stockholders together beneficially own or have the right to vote 30% of our voting stock, the voting power of other stockholders may be limited.

Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 30% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all or some of the matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors including pursuing a going-private transaction.

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

Item 3.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms.  Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.  Other Information

As discussed elsewhere in this filing, the Company was spun-off as a separate public company by Avery in February 2001, pursuant to that certain Primal Solutions, Inc. Preliminary Distribution Agreement (the “Distribution Agreement”), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (Messrs. John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, and Sanjay Gupta are collectively referred to as the “Old Primal Shareholders”).  (see Exhibit 2.1)

As part of the terms and conditions of the Distribution Agreement, Patrick J. Haynes III (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the “Haynes Parties”), granted to the Old Primal Shareholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company’s common stock, if any, acquired thereafter (“Proxies”).  The Proxies provided that any action required or permitted to be taken pursuant to the them by the Old Primal Shareholders, including any voting of the shares covered thereby, may be so taken if the former holders of at least 66% of the issued and outstanding shares of Primal immediately prior to its acquisition by Avery approved the taking of any such action.  These percentages were as follows:

•                  John Faltys – 30.49%

•                  Joseph R. Simrell and David Haynes – 21.60% each

•                  Mark J. Nielsen – 16.50%

•                  Arun Anand, Murari Cholappadi and Sanjay Gupta – 3.27% each

During August 2003, a dispute arose between Avery and Primal with respect to the Proxies.  Avery asserted, among other things, that, as a matter of law, the Proxies expired effective July 31, 2003.  Following discussions between Primal and Avery, Primal elected to treat the Proxies as expired effective September 24, 2003, in order to avoid litigation between Avery and Primal and to reduce expenses associated with a prolonged dispute between Avery and Primal with respect to the Proxies.  Notwithstanding Primal’s decision to treat the Proxies as expired, the Old Primal Shareholders have asserted to Primal that the Proxies did not expire as a matter of law or otherwise.  Currently, Primal is in discussions with the Old Primal Shareholders in hopes of finding an amicable resolution to the treatment of the Proxies as between Primal and the Old Primal Shareholders.  There can be no assurance that we will be able to reach an amicable resolution with respect to the treatment of the Proxies.

The Proxies initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal’s common stock outstanding.  As of September 24, 2003, the Proxies covered an aggregate of up to 2,772,325 shares, or approximately 13%, of Primal’s outstanding common stock; providing the Old Primal Stockholders the right to vote or to direct the voting of an aggregate of up to 9,476,017 shares, or approximately 42%, of Primal’s outstanding common stock.  Treating the Proxies as terminated on September 24, 2003, the Old Primal Stockholders have the right to vote or to direct the voting of an aggregate of up to 6,703,692 shares, or approximately 32%.

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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Primal Form SB-2 and incorporated by reference herein)

3.3	Second Amended and Restated Bylaws adopted by the Board of Directors on May 15, 2002 (filed as Exhibit 3.3 to the Primal Form 10-QSB filed on August 14, 2002 and incorporated by reference herein)

Exhibit Number	Description of Document

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

10.11b

2002 Amended and Restated Secured Promissory Note dated December 27, 2002, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11b to the Primal Form 10QSB filed on August 14, 2003 and incorporated by reference herein)

10.11c

Guaranty of the 2002 Amended and Restated Secured Promissory Note dated December 27, 2002 by Primal Solutions, Inc. in favor of Lightbridge, Inc. dated December 27, 2002. (filed as Exhibit 10.11c to the Primal Form 10QSB filed on August 14, 2003 and incorporated by reference herein)

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

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Primal Form 10QSB filed on November 13, 2003)

99.1

Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-60298) (“Primal Form S-8”) and incorporated by reference herein)

99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

* filed herewith

(b) Reports on Form 8-K

On September 2, 2003, the Company filed an 8-K regarding a press release announcing the appointment of Todd Taylor as Vice President, Finance & Administration, and Chief Financial Officer and the appointment of Bob Richardson as Senior Vice President of Services.

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

November 13, 2003	/s/ Joseph R. Simrell
Joseph R. Simrell

Chief Executive Officer and President

November 13, 2003	/s/ Todd R. Taylor
Todd R. Taylor

Chief Financial Officer