Form 10QSB/A
period 2003-09-30
PRIMAL SOLUTIONS INC
filed 2003-12-03
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes  ☒       No  ☐

Number of shares outstanding as of the close of business on November 13, 2003:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	20, 819,447

Transitional Small Business Disclosure Format (Check one):                   Yes  ☐       No  ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART II OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART II OTHER INFORMATION

Item 5.  Other Information

On November 13, 2003, the Registrant timely filed its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.  Concurrently therewith, the Registrant furnished its related 906 Certification.  However, such 906 Certification was inadvertently furnished as correspondence, rather than as Exhibit 32.1 to such 10-QSB.  Attached hereto as Exhibit 32.1 is such Certification.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* furnished herewith

(b) Reports on Form 8-K

None.

EXHIBIT INDEX

Exhibit Number	Description of Document

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

December 3, 2003	/s/ Joseph R. Simrell
Joseph R. Simrell

Chief Executive Officer and President

December 3, 2003	/s/ Todd R. Taylor
Todd R. Taylor

Chief Financial Officer