Form 10KSB
period 2003-12-31
PRIMAL SOLUTIONS INC
filed 2004-03-30
CIK 1124217

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No: 000-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Code Number)	36-4170318 (I.R.S. Employer Identification No.)

18881 Von Karman Avenue Suite 500 Irvine, California (Address and telephone number of Principal Executive Offices)	92612 (Zip Code)
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

State issuer's revenues for its most recent fiscal year:	$6,516,665
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2004	$4,582,237
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 17, 2004:	21,018,083
Transitional Small Business Disclosure Format	Yes ☐	No ☒

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

Industry Background and OSS Evolution

        During 2000 to 2002, the communications industry experienced a world-wide economic downturn caused by several factors including overbuilding of capacity, high debt levels, and price erosion. Capital spending in many segments of the communications market declined as large, established Communications Service Providers ("CSPs") focused on improving financial results, and as the number of start-up or emerging CSPs declined through market consolidation and lack of sustainable, profitable business models.

        During 2003, the communications industry showed signs of improvement and increased capital spending in certain segments. Specifically, the communications industry demonstrated more willingness to increase spending in regards to operations support systems ("OSS") relating to next generation internet protocol networks ("IP networks"), although CSPs continued to exhibit great caution related to overall spending.

        As the communications industry looks forward, we believe that CSPs are facing some of the most severe challenges in their histories. We believe that competition will force CSPs simultaneously to cut costs and expand the services they offer.

        Historically, large existing CSPs evolved their networks and OSS slowly and systematically over long periods of time. Generally, their networks and OSS were designed and optimized primarily for a single service offering. As CSPs began to evolve the services they offered, often parallel networks and OSS were implemented to facilitate those additional services. In general, services were made available if and when they fit into the OSS and network management models. Because of this approach, the introduction of new services by CSPs traditionally has been slow and expensive. If major new capabilities in the OSS or network were required for these new services, the time to market for the new services could often be measured in years.

        As competition has become more prevalent, CSPs have attempted to add new and distinct services, bundle services in new ways, become more competitive in pricing, provide near real time customer access to information, and improve customer relationship management. In short, customer needs and desires, instead of technical capabilities, have become a significant driving force in determining what services the CSPs offer. Additionally, pricing and bundling of services have become more points of differentiation among CSPs, and information from the OSS is needed quicker and in different and new formats for different customers.

        CSPs initially reacted to these challenges, in increasingly shorter timeframes, by adding OSS systems that provided incremental functionality, but without true integration of the OSS systems. As additional OSS systems were added, problems such as data integrity issues across these systems and inflexible system architectures created challenging OSS system evolution issues, introduced additional costs, and slowed time-to-market for new services as convergent systems were introduced to replace multiple "legacy" systems.

        The traditional architecture of existing OSS billing systems present a major implementation challenge for a truly convergent OSS. Future OSS architectures that utilize databases, product catalogs, and mediation systems external to the billing system provide substantial OSS implementation benefits and simplify OSS evolution.

        As competition continues to evolve, we believe that CSPs will be required to reduce costs and continue to expand service offerings. This leads to a new set of challenges, such as, how can the functionality of the OSS be increased while reducing costs, increasing throughput, and improving operating performance; what can be done to extend the life of existing systems that remain a part of the OSS; can the new OSS infrastructure easily evolve as new services are offered and evolve in their complexity; can the intelligence in the OSS and network be capitalized on to increase revenue and profitability; and what role will service level agreements ("SLA") and quality of service ("QoS") requirements play in usage billing for services? We anticipate that these and other challenges will drive CSPs to attempt to create dynamic mediation environments that enable the transfer of information, in whatever format is required, to whichever systems, processes, customers or trading partners that need the information.

        We believe, an effective mediation strategy becomes the foundation for the evolution of the OSS into the next generation multi-service environment. Multi-service mediation acts as the conduit between and the building block for service activation, pre-paid and post paid accounting, event rating, and integration of detailed usage information into customer relationship management systems.

Our Business Focus

        Primal Solutions, Inc., and its wholly-owned subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver software and service solutions that allow CSPs to generate revenue from their IP networks. Our communications software products and services enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems. At the heart of our solutions is Access IM®, our multi-service mediation platform.

        We have focused our marketing and product strategy around IP networks. We believe that the greatest opportunity for growth in sales of both our products and services will be for CSPs utilizing IP networks for multiple services including voice, data, and video.

Our Primary Markets

        The primary markets that show signs of growth opportunities for our products and services are cable multiple service operators ("Cable MSO"); rural broadband CSPs, including rural utilities, municipal agencies and real estate developers investing in broadband systems such as fiber-to-the-home ("FTTH") networks; and managed network service providers that provide enhanced voice and data services to business customers on a single IP network. A discussion of each of our key market segments follows:

        Cable MSOs—Cable MSOs traditionally have provided video content (television, movies, and similar content). Competitive challenges are forcing Cable MSOs to add other services, such as voice and data services. Cable MSOs 'bundle' multiple products such as video, high-speed internet access and telephony to increase per customer revenue and to reduce customer turnover known as "churn". We believe that MSOs will continue to add new services and leverage their investments in IP networks. Currently, services that are being deployed by Cable MSOs over IP networks include voice over IP networks ("VOIP"), telephony and enhanced high speed services. These services often require a component of usage management for billing and customer care. However, changes to back office systems, including billing and customer care systems, can be very expensive, disruptive and challenging.

Our solutions can be deployed for cable MSOs requiring the ability to bill for services based on usage, while integrating with existing back office systems.

        Rural Broadband—Many rural communities in North America lack broadband services and comprehensive communication services, which widely available in large metropolitan service areas. The lack of broadband services is seen as a competitive disadvantage for these communities in trying to attract businesses and maintaining quality of life. In many communities, municipalities, electric utilities and planned community developers are planning the deployment of broadband network services (enhanced voice, digital video and ultra high speed Internet) using the latest broadband technologies, like fiber to the home. In addition to high speed internet access and full featured telephony and video services, applications such as online gaming, tele-medicine, remote learning, tele-work, hosted business network services and other solutions that require next generation broadband networks may be enabled on these networks.

        Managing and billing for multiple services can present unique challenges to rural broadband service providers. Customers in these communities prefer to have a single bill from a single trusted service provider. Our solutions enable rural broadband service providers to provide enhanced customer service and a single bill for broadband network services.

        Managed Service Network Providers—Companies of all sizes are pursuing ways to lower operating costs by outsourcing their voice and data services. They may be able to realize substantial savings if they converge their voice and data networks, outsource management of network services and focus on their own core business. Service providers who manage network services for enterprises must collect detailed usage from a variety of multi-service network elements, and manage these complex networks. Managed network service providers face multiple challenges with these new business models. The ability to manage sophisticated data and IP networks for their enterprise customers, manage data integrity and reliability, especially critical usage and billing data, the ability to support new pricing and billing models, and providing SLA and QoS based pricing that dynamically charges according to the quality and the quantity of network services used are examples of some of the challenges being faced. Our solutions enable managed network service providers to manage usage aspects of those networks and to perform usage based billing for those services.

Our Products and Services

        Our products include Access IM—multi-service billing and network mediation; Connect RTR™—multi-service real-time rating; Connect Prepay™—multi-service prepaid billing; and Connect CCB®—integrated customer care and billing.

        Our services include application management and hosting, consulting, training and implementation support, and maintenance and support services relating to our products.

        We license our products and solutions to our customers. License agreements can be based on up-front payment for the right to use products or on a recurring subscription-based payment, such as a monthly payment based on transactions processed or customers managed through our products. In addition to licensing software products to our customers, there is also an opportunity to provide our products in a managed service arrangement where we may host, manage, maintain and support the operating and business support software applications for the CSP. We believe there is a growing interest by CSPs to look to software vendors, such as Primal, for subscription based licensing arrangements and/or outsourcing services to accelerate the introduction of new services into their markets, decrease operating costs, and increase overall operational efficiency.

        We provide both individual product solutions, as well as bundled solutions that are tailored to specific market needs. Connect IXC™ is an example of a bundled solution that integrates mediation, rating, and web portal solutions to allow a CSP to quickly roll-out a new service and generate a usage-

based billing record that can in turn be used by the CSP's existing billing system. Our bundled solutions simplify and quicken the rollout of new services by reducing the number of different systems potentially required to generate billing records for the new services and, thereby, allowing the CSP to begin generating revenue sooner from these new services.

        Access IM—Multi-service billing and network mediation—Access IM serves as a vital link between a CSP's network and its business support systems such as billing, network management, fraud control and customer service systems. Access IM is designed as a scalable, high-availability software. It can be installed on a single server or multiple servers, depending on the business needs and network design of the CSP. It is a production tested product at CSPs, both large and small, and is in its seventh major release.

        Connect RTR—Multi-service real time rating—Connect RTR enhances network usage data and can assign monetary value to a call, event or session based on a criterion, such as distance, duration, time of day and quality of service associated with a customer or user of a network. Connect RTR provides the ability to receive and rate events, such as CDRs, in real-time or in batch mode according to rate plans defined by the user, and can be integrated with existing post-pay or pre-pay billing systems. Connect RTR can be installed as a stand-alone product to allow a CSP to use it with an existing mediation or billing system, or can be integrated with our mediation and billing products.

        Connect Prepay—Multi-service prepaid billing—Connect Prepay allows a subscriber to establish a debit account with a CSP. As the subscriber uses a service, such as placing a voice call, the subscriber's account is charged for services in "real-time" as they are used. Connect Prepay can be deployed as a stand-alone solution for prepaid services such as long distance calling cards and other usage-based services, or can be integrated with existing customer care or billing systems.

        Connect CCB—Integrated multi-service customer care and billing —Connect CCB is our integrated modular customer care and billing software solution for voice, data, and video services. The modules include orders care, payment processing, credit and collections, invoice processing, electronic bill presentment and payment, reporting and flow-through provisioning. This solution provides integrated functionality for CSPs to manage customers and a full range of communications products and services. Connect CCB can be licensed as a stand-alone product, or bundled as an integrated solution with the Access IM mediation and Connect RTR rating products.

Services

        Our services consist of application management and hosting services, consulting services, training programs, implementation services, and providing maintenance and support for customers who purchase our software products.

        Our newly introduced application management and hosting services consist of providing the necessary personnel and expertise for the day-to-day management and maintenance of our products. We may manage software products that are physically located at our premises, a third-party co-location facility or at our customers' premises. Application management and hosting services are generally provided under a separate application management agreement between our customers and us. These agreements generally state the services that are included under the application management program and the minimum commitment required for assisting our clients in the upkeep and running of their products.

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

Sales and Marketing

        Our sales and marketing efforts are concentrated on CSPs that provide services using IP networks. We primarily use a direct sales approach, in which we understand customers' needs and work with them to define how our products will meet their business needs. We also utilize an indirect sales channel approach, in which we have relationships with leading manufacturers of IP network infrastructure products. Many of our sales efforts are based on providing a joint solution between us and our partners that enables CSPs to introduce enhanced services over IP networks.

        Our direct sales force concentrates its efforts on the North America market. Many of our business partners have international sales forces and sales channels and, through these partners, we are extending our sales reach to international markets, particularly in the Asia-Pacific and Latin American regions.

        We derive a majority of our revenues from products delivered or services performed in the United States of America. Products delivered or services performed outside the United States of America represented approximately 16% and 22% of our total revenues in fiscal years 2003 and 2002, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for a summary of our revenue by geographic area. Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers.

        Due to the complex nature of our products and services, the duration of a sales cycle can range from 60 days to over a year. A significant amount of that time is consulting with our business partners to present the appropriate solution to our prospects and customers.

Business Relationships and Alliances

        To assist us in developing, marketing, and distributing our product-based solutions effectively, we have established relationships and alliances with current and emerging industry leaders, such as Cisco Systems, Inc. (Cisco), Sylantro Systems Corp., Broadsoft Corporation, Telica and ETI Software, Inc. We believe that these partnerships provide us with a method to extend our product capabilities to meet the needs of our partners and their customers, establish joint marketing relationships to include our products in solutions sold by our partners, and create a reseller channel for our products, or jointly provide customer support to end-users. The desired benefit is to enhance marketability of our products and those of our partners through leveraging industry relationships.

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

Research and Development

        Our research and development organization is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. In addition, this organization supports some pre-sales and customer support activities. Our research and development organization is divided into teams based around our products. In addition, our product management and professional services staff helps our research and development organization identify potential new product features. For the years ended December 31, 2003 and 2002, our research and development costs were $1.0 million and $1.5 million, respectively.

Intellectual Property

        We rely upon a combination of U.S. patent, copyright, trade secret and trademark law to protect its intellectual property. We currently have two U.S. patents related to its billing and mediation technology. In addition, we have eight U.S. registered trademarks and one U.S. copyright. While we rely on patent, copyright, trade secret and trademark law to protect its technology, we believe that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

        We generally enter into confidentiality or license agreements with its employees, consultants and corporate partners, and generally control access to and distribution of its software, documentation and other proprietary information. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop products with the same functionality as our products. Policing unauthorized use of its products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States of America. In addition, certain of our license agreements require it to place the source code for its products into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if (1) there is a bankruptcy proceeding by or against Primal, (2) we cease to do business without a successor or (3) we discontinue providing maintenance and support.

        Our success and ability to compete are substantially dependent upon its internally developed technology. However, portions of our products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. We may have to rely on third-party software vendors and developers to a larger degree in future products. Although we believe we could find other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until it can secure another source.

Employees

        As of March 17, 2004, the Company had 46 full-time employees, none of whom is represented by a union. The Company believes that its relationship with its employees is good.

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

        In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $279,000 and $463,000 for the years ended December 31, 2003, 2002, respectively. We had an accumulated deficit of $12.7 million as of December 31, 2003, and we could incur net losses for the foreseeable future. We have reduced our fixed operating expenses in 2003 and 2002, which included workforce reductions, downsizing of facilities and other miscellaneous cost reductions.

        We will need to generate additional revenues from the sales of our products and services or take steps to further reduce operating costs to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to indirect channels and services, both of which generally have lower margins, will lower our gross margins.

        If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer.

        A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the years ended December 31, 2003 and 2002, represented approximately 78% and 86%, respectively, of total revenues. One customer individually accounted for 10% or more of our total revenues in 2003 and two customers individually accounted for 10% or more of our total revenues in 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

Certain portions of the communications industry are experiencing consolidation, which may reduce the number of potential clients for our software.

        Certain segments of the communications industry are experiencing significant consolidation, while other segments are expanding. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If our clients in the emerging market segments do not receive sufficient financing, it could effect our ability to grow.

        Some of our clients and potential clients are new entrants to the communications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, or they are not able to implement their business plans successfully, our results of operations may be harmed. In addition, because of recent and current economic conditions, these companies are experiencing difficulty in obtaining adequate financing.

Our growth depends on the commercial acceptance of our products for IP networks, and it is uncertain to what extent the market will accept these products.

        Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our future revenues will also depend on our customers' licensing software for additional subscribers or for additional event records. Their failure to do so could harm our business.

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

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

  •
  the timing and volume of orders for our software. Customers typically order our products and services only after other vendors have provided the infrastructure for their communications network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for our products and services by customers;

  •
  the ability of our customers to expand their communications operations and increase their subscriber base, including their ability to obtain financing;

  •
  changes in our pricing policies or competitive pricing by our competitors;

  •
  the timing of releases of new products by manufacturers of communications equipment with which our products operate; and

  •
  the timing of product introductions by competitors.

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

If our software products do not continue to be enhanced and continue to integrate and operate successfully with the communications equipment of the leading manufacturers, we may be unable to maintain our existing customers and/or generate new sales.

        If we do not continue to improve our software products and develop new software products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to maintain existing customers and/or attract new customers.

        Additionally, the success of our software products depends upon the continued successful integration and operation of our software products with the communications equipment of the leading manufacturers. We currently target a customer base that uses a wide variety of communications network infrastructure equipment and software platforms, which are constantly changing. As such, we must continually modify our software products as new communications equipment is introduced. If our products fail to satisfy these demanding and rapidly changing technical challenges, our existing customers will be dissatisfied. As a result, we may be unable to generate future sales and our business will be materially adversely affected.

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

        We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 16% and 22% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

        We may decide to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

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

        Governmental regulations that limit the growth of the Internet or the communications industry could reduce our potential market.

        The communications carriers that constitute our clients are regulated at the federal, state and local levels. Federal and state regulations may inhibit the growth of the Internet or communications industry, affect the development of Internet enhanced services of other markets, limit the number of potential clients for our services, impede our ability to offer competitive services to the Internet and communications markets, or otherwise have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

Because some stockholders will together beneficially own or have the right to vote 30.3% of our voting stock, the voting power of other stockholders may be limited.

        Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 30.3% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling Primal to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Primal.

        Our certificate of incorporation and bylaws contain provisions that could make it harder for a third-party to acquire Primal without the consent of our board of directors. The acquirer will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third-party to acquire us without negotiation.

        Furthermore, our board of directors could choose not to negotiate with an acquirer that it did not feel was in the strategic interests of Primal. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

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

Item 2. Properties

        We do not own any real estate properties, but lease approximately 13,500 square feet of general and administrative office space in Irvine, California. Our monthly rent payment is approximately $31,000. Our lease expires in April 2007. We also lease an executive suite in Amsterdam, The Netherlands on a monthly basis. Our monthly rent payment for the executive suite is approximately $700. In February 2004, we entered into a lease agreement for an additional 7,000 square feet which includes a data center and general and administrative office space in Irvine, California with a monthly rent payment of approximately $9,000. This new additional lease expires May 2006.

Item 3. Legal Proceedings

        We are not currently a party to any material legal proceeding.

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

	Bid
	High	Low
Year ended December 31, 2003:
First Quarter	$0.13	$0.04
Second Quarter	0.07	0.05
Third Quarter	0.16	0.04
Fourth Quarter	0.35	0.10
Year ended December 31, 2002:
First Quarter	$0.08	$0.04
Second Quarter	0.17	0.05
Third Quarter	0.08	0.03
Fourth Quarter	0.04	0.02

        As of March 17, 2004, there were approximately 394 holders of record of our common stock.

        We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

        In September 2003, the Board of Directors approved and completed the sale of 688,253 shares of our common stock to certain members of the Board of Directors at a price equal to fair market value, exempt under Section 4(2) of the Securities Act of 1933, as amended.

        In December 2003, the Board of Directors approved and granted 35,000 shares of our common stock to an employee, exempt under Section 4(2) of the Securities Act of 1933, as amended. As a result, during the year ended December 31, 2003, we recorded stock compensation expense for the fair market value of the granted stock.

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

Critical Accounting Policies

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

        Accounts Receivable—We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results. See Risk Factor "Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer."

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

        Change in Accounting for Goodwill and Other Intangible Assets—On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the transitional testing of goodwill for impairment under the new standard by June 30, 2002. We have completed a review of each of our reporting units, Systems and Services, and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present as of January 1, 2002, September 30, 2002 and 2003. We believe no events or circumstances have changed subsequent to September 30, 2003 that would require us to re-evaluate the fair value of our goodwill. We will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

General

        Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver software and service solutions that allow CSPs to generate revenue from their IP networks. Our communications software products and services enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems. At the heart of our solutions is Access IM®, our multi-service mediation platform.

        We have focused our marketing and product strategy around IP networks. We believe that the greatest opportunity for growth in sales of both our products and services will be for CSPs who utilize IP networks for multiple services including voice, data, and video

        The primary markets that show signs of growth opportunities for our products and services are cable multiple service operators ("Cable MSO"); rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home ("FTTH") networks; and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

        During 2003, we continued to focus on controlling costs as well as seeking new sales opportunities for our products and services through our direct sales force and our partnerships with communications infrastructure providers. The markets for these products have been and continue to be very competitive. Sales opportunities in the United States of America have continued to be limited due to the continued constrained economic conditions experienced by the communications industry. While sales opportunities have been more available in international markets, such as Asia-Pacific, we have not been able to compete effectively against larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our lack of an international sales presence. During 2003, we successfully deployed our products and services into the tier-one Cable MSO and Rural Broadband markets, which are two of our targeted markets domestically. Additionally, we launched our application management services during 2003, and anticipate that these services will become an increasingly important element of our growth.

        In addition, during 2003 we (i) increased our Connect IXC deployment support to a tier-one Cable MSO customer to assist this customer in rolling out its VOIP service to all of its cable markets during 2004; (ii) entered into an agreement to deploy Connect IXC for another tier-one Cable MSO for its rollout of VOIP service beginning in 2004; (iii) successfully deployed Connect CCB, an integrated customer care and billing solution, and Connect IXC at a municipal utility to support its rollout of VOIP, cable television services, and high-speed data services; (iv) assisted our largest customer in migrating from our legacy billing system to our new billing system; and (v) expanded our senior management team by 1) hiring a Senior Vice President of Services to launch our new application management and hosting services, as well as to provide professional services to all our existing and new customers, and 2) hiring a Senior Vice President of Sales and Business Development to build and grow our direct sales force and channel sales capabilities.

        During 2003, we increased our cash balances $66,000 to $1.25 million at December 31, 2003, and increased revenue $389,000 to $6.5 million for the twelve months ended December 31, 2003. Despite our improvements, we do not expect to achieve profitability in the near future as we continue to invest in growing our business.

        The following discussion and analysis provides information that we believe is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Spin-Off of Primal

        As discussed elsewhere in this filing, we were spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of our common stock to Avery's securityholders (the "Distribution"). As part of the Distribution:

  •
  Each common shareholder of Avery on February 12, 2001, received one share of our common stock for each share of Avery's common stock held on that date.

  •
  Owners of shares of Avery's Series A, B, C, D, and E convertible preferred stock received our common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution.

  •
  Avery redeemed 7,126,894 shares of its Series G preferred stock from John Faltys, Joseph R. Simrell, David Haynes, Mark J Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta (collectively the "Old Primal Stockholders") in consideration of 6,207,026 shares of our common stock, each dated February 9, 2001.

  •
  We issued 250,000 shares of our common stock to a former executive officer of Avery.

Selected Financial Information Line Item Explanations

        Our revenues are primarily derived from the sale of software licenses and related services to communications and Internet carriers.

        System revenues consist of software license fees charged to our customers for their use of our software. Software license fees include one time and recurring license charges, and license upgrade charges for our communications software products. Software license fees are volume sensitive and generally are based on the number of subscribers, call records, or number of events.

        Service revenues are generated by providing services relating to our software products. These services include maintenance fees, installation services, training, application management and hosting services and custom software development.

        Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon delivery of the related product if the requirements of SOP 97-2 are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element, are not met at the date of delivery, revenue recognition is deferred until such items are known or resolved. Revenue from post-signing customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements.

        We believe that future license revenues will be generated from three sources: license fees from new customers; license fees for new products to existing customers; and growth in the subscriber base and call record or events volume, which may lead to increased revenue from these volume-based licenses.

        System cost of revenues includes hardware costs and software license fees paid to third-parties under equipment resale and technology license arrangements.

        Service cost of revenues includes all costs associated with the customer service organization, including staffing expenses, travel, communications costs, and other support costs related with installing, training, providing help desk services, providing application management and hosting services and customization for our communications software products.

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

Results of Operations for the Years Ended December 31, 2003 and 2002

        The following table sets forth selected income statement lines in thousands of dollars.

Statement of Operations Data (in thousands)

	Year Ended December 31,		Change
	2003	2002	$	%
REVENUES:
System revenue	$2,549	$2,141	408	19%
Service revenue	3,968	3,987	(19)	(0)%

Total revenues	6,517	6,128	389	6%
COST OF REVENUES:
System revenue	244	20	224	1120%
Service revenue	2,692	1,928	764	40%

Total cost of revenues	2,936	1,948	988	51%

GROSS MARGIN	3,581	4,180	(599)	(14)%
OPERATING EXPENSES:
Research and development	994	1,487	(493)	(33)%
Sales and marketing	1,050	1,126	(76)	(7)%
General and administrative	1,608	1,860	(252)	(14)%

Total operating expenses	3,652	4,473	821	(18)%

LOSS FROM OPERATIONS	(71)	(293)	222	76%
INTEREST AND OTHER EXPENSE, NET	(205)	(168)	(37)	(22)%

LOSS BEFORE INCOME TAXES	(276)	(461)	185	40%
INCOME TAX PROVISION	2	2	—	—

NET LOSS	$(278)	$(463)	185	40%

Supplemental data:
Depreciation and Amortization	$374	$462	(47)	(10)%

Overview

        During 2003, the deployment of software and services to two new customers resulted in $942,000 of revenue. We have shifted from a product and related services software sales approach to a solutions-based approach to serve our customers better. We have also shifted our license and services pricing models for new customers from an up-front, one-time license fee with associated software setup services, to a subscription-based recurring payment model based on the customer's subscribers and/or transaction volumes. As part of this approach, we introduced our new application management and hosting services where we manage our applications for the customer allowing them to concentrate on their core business. Revenue from our new products and services increased during 2003, while revenue from our legacy billing product declined during 2003. We believe this trend will continue as (i) we add new customers using our new products and services, (ii) existing customers under subscription-based recurring revenue contracts increase the number of subscribers and transaction volumes associated with our new products and services, and (iii) existing customers using our legacy billing product migrate to our new billing product and purchase new products and services from us. During 2003, we experienced a decrease in gross margin as we incurred significant costs in assisting our largest customer in migrating to our new billing software platform and incurred start-up costs in launching our new application management services business.

        We are seeing signs of improvement in the markets for our solutions, in particular the Cable MSO and Rural Broadband, but the growth in overall capital expenditure by the communications industry remains low. Because our sales are primarily to the CSPs, our ability to generate revenue also depends on market and economic conditions affecting those CSPs and on general economic conditions.

Total Revenue

        Total revenue increased to $6.5 million in 2003 from $6.1 million in 2002 primarily due to license, professional services and customization revenues from the deployment of Connect IXC, Connect CCB and Access IM to new customers under multi-year contracts offset by a decrease in revenue from existing legacy customers, those using our CRM billing software. Revenue from new customers increased to $942,000 in 2003 as compared to $62,000 in 2002 while revenue from existing customers decreased to $5.6 million in 2003 as compared to $6.1 million in 2002. During 2003, we have shifted our software licensing model for new customers from an up-front one-time license fee to a subscription based recurring license fee where the customer pays a monthly fee based on the number of subscribers and/or transaction volumes associated with our products. In addition, we deployed our offering of monthly application management and hosting services to customers whereby we manage the applications for the customers so they can focus on their core business. Under this subscription-based recurring payment pricing model, revenue from customers is expected to grow as their subscribers and/or transaction volumes grow and thus, revenue from these customers is expected to be low in the early part of the contracts and higher in later years. Revenue from sales to new customers, where we are providing license and services under our new subscription-based recurring payment pricing model, was $420,000 during 2003. The impact on revenues from our shift in our licensing and service models is expected to have a greater impact on our revenues in 2004 as our customers increase their subscribers and transaction volumes from deploying our products and services into their markets. Our largest customer, who has been a user of our legacy billing system is migrating to our new billing system and we expect this migration to be completed during 2004.

        System revenue increased to $2.5 million in 2003 from $2.1 million in 2002 primarily due to the increase in revenue from licensing and third-party software sales to new customers.

        Service revenue remained consistent with the prior year due to an increase in revenue from new customers of $660,000 in 2003 offset by a decrease in revenue from existing customers of $680,000 in 2003. These fluctuations are due to the addition of new customers in 2003 and the restructuring of contract renewals with existing customers, decrease in customization revenue from existing customers, and a reduction in maintenance revenue. The decrease in service revenue from existing customers was primarily a result of the restructuring of an existing customer agreement in December 2002.

        We anticipate that services revenue will increase in future periods as new customers request changes to our products to fit their unique business requirements such as certain custom interfaces and custom functionality based on the individual customer needs, and as new customers deploy our products under an applications management and hosting model.

        Service revenue is primarily due to maintenance revenue, delivery of recurring professional services associated with our existing customer base, applications management and hosting services, and the delivery of professional services associated with new customer contracts. In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

        In the year ended December 31, 2003, the Company had one customer that accounted for greater than 10% of the Company's total revenues in the amount of $4.5 million. In the year ended December 31, 2002, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $4.6 million and $713,000, respectively.

Cost of Revenues

        Total cost of revenues increased to 45% of total revenues in 2003 as compared to 32% in 2002 primarily due to the partial migration of our largest customer to our new billing system from our old legacy billing system in 2003, which resulted in non-recoverable one-time costs for us. Also contributing to the increase were start-up costs associated with launching our application management business during 2003 for our initial customers. Primal believes that a substantial portion of the start-up costs associated with our applications management business were one-time costs and that margins associated with this service should improve in future periods.

        The cost of system revenue increased in 2003 as compared to 2002 primarily due to the cost of third-party software associated with the sale of third-party software to new and existing customers during 2003. Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

        Cost of service revenue, which consists primarily of the costs of applications management and hosting activities, consulting, training programs, implementation support, and customer service and support, increased to 67% of service revenue in 2003 as compared to 48% of service revenue in 2002 because we sold more professional services for customers-related activities during 2003, which resulted in more technical staff resources being used for customer services and customization. Additionally, we incurred one-time cost over-runs in assisting our largest customer in its migration from our old legacy billing system to our new billing system and one-time start-up costs associated with launching of our application management business during 2003.

        During 2002 and 2003, the cost of service revenue was calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, cost of service revenue generally fluctuated each quarter with the volume of customer-related activities, including installations and related consulting, training or other professional services rendered to new customers, and customer service and support activities rendered to existing customers. As discussed below, during 2004, we anticipate changing the structure of our technical staff.

Research and Development

        Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort we work closely with our customers, end-users and leading technology partners, in tailoring new features which are subsequently incorporated into future versions of products available to all customers.

        Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts. During 2002 and 2003, research and development expenses were calculated using an allocation of costs associated with operational staff and technical staff based on time spent on customer-related activities and research and development activities. As a result, research and development expenses generally fluctuated based on the need for technical staff to support customer-related activities. Research and development expenses decreased primarily due to a decrease in the average number of full-time employees performing research and development activities in the current year due to technical staff performing installation and professional services for new customers as compared to the same period last year. Research and development expenses decreased to 15% of total revenues for 2003 as compared to 24% of total revenues for 2002 primarily to the increased portion of the technical staff assigned to revenue related projects and thus included in cost of services. During 2004, we anticipate changing the structure of our technical staff. Historically, our technical staff has been structured as a single group of professionals that are responsible for product development and deployment of professional services. Furthermore, the product development staff was assigned to product teams. As we move forward, our technical staff will be separated into two separate groups, product development and professional services, specializing on the development of new software products and the deployment of professional services to customers, respectively. We believe that the two separate groups will better achieve our business objectives for product development and service revenue generation, because our resources will be better aligned to these purposes.

Sales and Marketing

        Sales and marketing expenses primarily consist of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses in 2003 remained relatively consistent with the prior year. We incurred slightly higher sales travel and marketing expenses, which were offset by a reduction of sales and marketing employees as compared to the same period last year. In future periods, we anticipate that sales and marketing personnel and expenses may increase as we invest in sales and marketing efforts to grow our business.

General and Administrative

        General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, human resources, and administrative personnel and other general administrative overhead. General and administrative expenses decreased primarily due to a decrease in administration staff and other operating costs, including operating lease costs, facilities costs and depreciation. In future periods, general and administrative expenses may increase, due to increased staff, facilities and other operating costs as we may increase the size of our operations to support growth in our business.

        Depreciation and amortization expense included in the results of operations decreased to $374,000 for the year ended December 31, 2003, as compared to $462,000 for the year ended December 31, 2002, as certain assets acquired in 1999 became fully depreciated during 2003.

Interest and Other Expense, Net

        Interest and other expense generally consists of interest income, interest expense and gain or loss on the sale of assets. It increased from the prior year period primarily due to an increase in loss on sale of assets to $51,000 as compared to $9,500 in prior year as we disposed of obsolete computer equipment not in service.

Income Tax Provision

        The income tax provision for the years ended December 31, 2003 and 2002 consisted of the minimum state taxes due to the operating loss for the year.

Balance Sheet Data (in thousands)

	December 31,		Change
	2003	2002	$	%
Cash and cash equivalents	$1,249	$1,183	66	6%
Accounts receivable	640	394	246	62%

Cash, cash equivalents and accounts receivable	1,889	1,577	312	20%
Current Assets	2,078	1,742	336	19%
Accounts payable and accrued expenses	912	668	244	37%
Current portion notes payable	303	196	107	55%
Deferred revenue	1,002	954	48	5%

Current Liabilities	2,217	1,818	399	22%
Working Capital Surplus (Deficit)	(139)	(76)	(77)	(83%)
Long term notes payable	1,625	1,804	(179)	(10%)

Liquidity and Capital Resources

Overview

        During 2003, liquidity improved indicated by the increase in combined balance of cash, cash equivalents and accounts receivable. In the third and fourth quarters of 2003, we invested more heavily in the business as we positioned the Company for growth in the future primarily by expanding our services capabilities. This resulted in a decrease in working capital caused by an increase in expenses at the end of 2003 as compared to 2002 resulting in an increase in accounts payables and accrued expenses and an increase in borrowings on our working capital line of credit from Sunwest Bank. Subsequent to December 31, 2003, we have also been successful in restructuring the note with Corsair to relieve us from making a $1.4 million balloon payment at the end of 2004 (see Subsequent Events).

Cash and Accounts Receivable

        Our cash balance increased by 6% at year-end as compared to last year, and the combined balance of cash and accounts receivable increased 20%. The timing of significant invoices to and collections from customers at the end or beginning of the periods can cause the balance of cash and accounts receivable to fluctuate inversely from quarter to quarter. However, during 2003, such an inverse fluctuation did not occur.

Working Capital

        Despite the increase in current assets, our working capital deficit, defined as current assets less current liabilities, increased at December 31, 2003 as compared to December 31, 2002 primarily due to the increase in current liabilities being greater than the increase in current assets. The reason for the increase in current liabilities was primarily due to 1) an increase in accounts payable, and in particular, accrued expenses as a result of a higher level of expenses at the end of 2003 as compared to 2002, and 2) an $100,000 draw on our working capital line of credit from Sunwest Bank for working capital requirements in 2003.

        Net cash provided by operating activities decreased to $205,917 for the year ended December 31, 2003, as compared to $605,700 for the same period last year, primarily due to an increase in accounts receivable because collections in December of 2003 were less than the collections in December of 2002; and the accounts receivable balance was higher at December 31, 2003 than at December 31, 2002.

        Net cash used in investing activities increased to $(97,612) for the year ended December 31, 2003, as compared to $(89,412) for the same period last year, due to an increase in purchases of property and equipment.

        Net cash used in financing activities increased to $(42,390) for the year ended December 31, 2003, as compared to $(20,611) for the same period last year, primarily due to an increase of payments of notes payable.

        In February 2003, we drew $100,000 on our operating line of credit to finance a portion of the annual premium for an insurance policy. The loan is structured as a term loan with interest-only payments due until its maturity in April 2004. The interest rate is an adjustable interest rate of 2.0% plus prime with a floor rate of 6.50% (6.50% at December 31, 2003). At December 31, 2003, the balance of the loan was $100,000.

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

        The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$2,248,086	$421,548	$1,489,108	$337,430	$—
Operating Lease Obligations	1,382,153	396,243	841,118	144,792	—

	$3,630,239	$817,791	$2,330,226	$482,222	$—

        There were no commercial commitments outstanding as of December 31, 2003.

Subsequent Events

        In March 2004, we restructured the note payable to Corsair. The maturity of the note has been extended from December 2004 to December 2006. We will continue to make principal and interest payments of $25,000 through December 2004, but beginning in January 2005 and continuing for 24 months until maturity, we will make fully-amortized payments of approximately $60,000 to payoff the note completely with no balloon payment at maturity. We believe that the amendment of note terms allows us more flexibility in investing in growing the business. At December 31, 2003, the balance of the note was $1.6 million.

        In February 2004, we entered into a lease agreement for an additional 7,000 square feet of general and administrative office space in Irvine, California with a monthly rent payment of approximately $9,000. This new lease expires May 2006.

Recently Adopted Accounting Principles

        On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations,which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

        On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 for exit or disposal activities did not have a material impact on our consolidated financial statements.

        On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 at December 31, 2002, with no impact on our financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by us if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not have any variable interest entities as of December 31, 2002 and 2003. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which defers the effective date for certain provisions of the statement. Once required in its entirety, SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements,"

to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

        Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE's.

Item 7. Financial Statements

        Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        On April 22, 2003, we dismissed Deloitte & Touche LLP ("D&T") as our principal accountant effective on such date. On April 22, 2003, we appointed Haskell & White LLP ("H&W") as our new principal accountant. D&T's report on our financial statements for fiscal years 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our audit committee.

        During fiscal years 2001 and 2002 and the subsequent interim period through April 22, 2003, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(l)(iv)(B) of Regulation S-B.

        We engaged H&W as our new independent accountant on April 22, 2003. During fiscal years 2001 and 2002 and the subsequent interim period through April 22, 2003, neither we nor someone on our behalf engaged H&W regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a "disagreement" or a "reportable event," both as such terms are defined in Item 304 of Regulation S-B.

        We have requested D&T to furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant in this current report and, if not, expressing the respects in which it does not agree. We have filed the letter as an exhibit to this report.

Item 8A. Controls and Procedures

        The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

        Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's reports.

        We do not believe that there has been any change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

        The following table sets forth certain information regarding our executive officers and directors as of March 17, 2004:

Name	Age	Position
Joseph R. Simrell	46	Director, Chairman of the Board, Chief Executive Officer and President
Todd R. Taylor	38	Chief Financial Officer, Vice President Finance and Administration and Secretary
D. Kurt Dahm	41	Senior Vice President Sales and Business Development
Bob Richardson	38	Senior Vice President Services
Michael G. Fowler	40	Vice President Product Development
Tim Hoolihan	41	Vice President Product Management and Marketing
David Haynes	39	Director
John Faltys	40	Director
Louis A. Delmonico	63	Director
John E. Rehfeld	63	Director

        Joseph R. Simrell, Chairman of the Board, CEO and President.    Mr. Simrell joined Primal in January 1999 as Chief Financial Officer and Vice President of Finance and Administration. Mr. Simrell was elected as Chief Executive Officer and President as of January 31, 2003 (serving those positions on a interim basis from January 31, 2003 to May 12, 2003, when he became the permanent Chief Executive Officer and President) and was elected Chairman of the Board as of February 3, 2003. Mr. Simrell has also served as Secretary from August 2000 and as Chief Financial Officer from January 1999 until August 2003. From August 1997 to December 1998, Mr. Simrell served as an outside consultant to Primal. From November 1991 to July 1997, Mr. Simrell served as Executive Vice President and Chief Financial Officer of GDI, an information technology company. Prior to 1991, Mr. Simrell held various management positions at BellSouth, InteGroup, and SCI.

        Todd R. Taylor, CFO, VP Finance and Administration and Secretary.    Mr. Taylor joined Primal in October 2000 as the Controller. Mr. Taylor was elected to the position of and has served as the Chief Financial Officer and Secretary since August 2003. Prior to joining Primal, Mr. Taylor served as the Controller for a mortgage banking firm and technical services firm from October 2000 until May 2001. From March 1998 until May 2001, Mr. Taylor served as the Vice President and Controller of Impac Commercial Holdings, a publicly owned commercial mortgage-banking firm. From January 1996 to March 1998, Mr. Taylor was a senior accountant at KPMG LLP where he specialized in the audits of publicly owned financial services firms, and prior to KPMG, from March 1992 to December 1995, Mr. Taylor assisted in establishing internal controls and procedures at Imperial Credit Industries, Inc., a mortgage-banking firm, following its IPO. Mr. Taylor earned his Business Administration degree from California State University at Fullerton, and is a certified public accountant.

        D. Kurt Dahm, SVP Sales and Business Development.    Mr. Dahm joined Primal in January 2004. Mr. Dahm is responsible for building and growing our direct sales force and channel sales capabilities. From 1997 to 2003, Mr. Dahm was the Director of Marketing for Cisco Systems, Inc. where he was responsible for Network Management marketing. From 1994 to 1997, Mr. Dahm was the SVP of Sales and co-founder of Open Horizon and responsible for sales and alliances. Mr. Dahm earned bachelor degrees in mechanical engineering and industrial engineering from Clarkson University in Potsdam, New York.

        Bob Richardson, SVP Service.    Mr. Richardson joined Primal in August 2003 as the Senior VP of Services responsible for Customer Support and Consulting Services and launching Primal's new application management and hosting services. From December 2001 to August 2003, Mr. Richardson was a consulting project manager for Sony Pictures Entertainment and responsible for the delivery of the billing and cash application portions of a custom accounting system. From January 1998 to October 2001, Mr. Richardson was the Founder and EVP for StrataSource, Inc and was responsible for defining the strategic direction of the company. Mr. Richardson earned his bachelor of science in Computer Science degree from University of Southern California.

        Michael G. Fowler, VP Product Development.    Mr. Fowler joined Primal in February 1999 as Director of Development and became Vice President of Development in May 2001. From 1998 to January 1999, Mr. Fowler served as Director of Development, CRM, at Corsair Communications, a software products company focused on real-time business solutions for the global wireless industry. Prior to 1998, Mr. Fowler held various management positions at Subscriber Computing, Inc. and Integrity Management Systems.

        Tim Hoolihan, VP Product Management and Marketing.    Tim Hoolihan has been with Primal since May 1998. He was appointed Vice President, Marketing and Product Management in March 2003. In his current position he is responsible for overall product and marketing strategy for Primal. From June 1999 to February 2003 he served as Senior Director, Product Management where he had product line responsibility for the Access IM® mediation product line and Outfront CRM™ product, as well as responsibility for strategic partner initiatives. He joined the Company as Director, Internet Services and managed special client consulting engagements. Prior to joining Primal, Mr. Hoolihan was a business consultant to technology companies, co-founded a venture-backed content aggregation service and was a commercial lawyer. He earned his bachelors and graduate degrees from the University of California, Berkeley.

        David Haynes.    Mr. Haynes has served as a Director since August 2000, and he has served as a member of the Audit Committee and Compensation Committee since July 2002. Mr. Haynes joined Primal in August 1997 as Vice President of Sales and served as Vice President of Sales and Marketing from May 2000 until May 2002 when he resigned the position. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager at Deloitte & Touche Consulting Group, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company. Mr. Haynes currently serves as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer. Mr. Haynes has a Masters in Business Administration degree from Pepperdine University and a bachelors degree in civil engineering from Saskatchewan University.

        John Faltys.    Mr. Faltys has served as a Director since November 1996 and a member of the Compensation Committee since July 2002. Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer until April 2001 when he resigned the position. Mr. Faltys has also served as a Director since Primal's inception. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, Inc., an online game service provider.

        Louis A. Delmonico, Ph.D.    Dr. Delmonico has served as a Director of Primal since April 2001 and as Chairman of the Compensation Committee, and a member of the Audit Committee since July 2002. From 1999 to 2000, Dr. Delmonico served as Chairman and CEO of Motive, a software company. Since September 1994, he has also served as the President of L. A. Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, a publicly traded NASDAQ listed engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of PDA Engineering Inc., a publicly traded NASDAQ listed engineering software and services company. In addition, he is currently an advisor to and a director of several private companies. Dr. Delmonico earned his bachelor degree in economics from St. John's University in New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

        John E. Rehfeld.    Mr. Rehfeld has served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of Primal since July 2002. Since 1997, Mr. Rehfeld has served as the Chairman and CEO of Proshot Golf, Inc. From 1996 to 1997, Mr. Rehfeld served as the President and CEO of Proxima Corporation, a NASDAQ listed public company. From 1993 to 1996, he served as the President and CEO of Etak, Inc. a business unit of News Corp. From 1989 to 1993, he served as President and Chief Operating Officer of Seiko Instruments America. Mr. Rehfeld currently serves as a Director of six high technology companies, including Seiko Instruments America. He has also previously served as an outside board member of four other companies, including Wonderware, a NASDAQ listed public company. Mr. Rehfeld is also a Federal Trade Commission Monitor overseeing the sale of a business unit of MSC Software, and a Professor of Marketing in the Executive MBA Program at Pepperdine University. Mr. Rehfeld holds an MBA from Harvard and a BS in chemistry from University of Minnesota.

        Unless otherwise specified herein, each Director is subject to election at Primal's annual meeting of stockholders. Primal's 2004 annual meeting of stockholders is scheduled to occur in July 2004.

        On July 24, 2002, the Board of Directors formed an Audit Committee appointing Mr. John E. Rehfeld as Chairman and Dr. Louis A. Delmonico and Mr. David Haynes as members. Mr. Rehfeld is the financial expert on the Audit Committee. We believe that Mr. Rehfeld is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act of 1934, as amended. Because the Company is not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association. Notwithstanding, we believe that a majority of our Audit Committee members satisfy the independence requirements of NASDAQ.

        The Company has not adopted a Code of Ethics for its principal executive, financial, and accounting officers. Historically, the Company has felt that such a policy is unnecessary given its relatively small size, however, the Company is actively considering adopting a Code of Ethics.

        The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation

        The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended December 31, 2003, 2002 and 2001.

Summary Executive Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Stock(1)		Options (#)	All Other Compensation(2)
William Salway(3) Chief Executive Officer and President	2003 2002 2001	$139,079 200,000 200,000	$	— 47,500 113,400	$	— — 106,000	— — 809,312	$642 4,369 2,125
Joseph R. Simrell(4) Chief Executive Officer and President	2003 2002 2001	195,833 150,000 133,200		105,523 23,513 70,762		— — —	— — 100,000	90 1,478 922
Todd Taylor Chief Financial Officer and Vice President Finance and Administration	2003 2002 2001	95,500 95,500 92,700		35,131 14,018 10,000		— — —	153,500 23,400 55,100	50 1,413 343
Michael G. Fowler Vice President Product Development	2003 2002 2001	133,900 133,900 130,975		52,476 15,852 25,000		— — —	109,848 50,000 200,152	101 2,131 953
Tim Hoolihan Vice President Product Management and Marketing	2003 2002 2001	120,000 119,013 105,788		48,584 5,000 15,000		7,350 — 510	212,616 50,000 84,634	84 1,816 759

(1)
Primal granted Mr. Salway 409,312 shares of common stock on February 9, 2001. Primal also paid the related federal and state income taxes triggered by the stock grant. The fair value of the shares and payment of related taxes totaled $106,000.

(2)
Consists of premiums paid by Primal on certain term-life insurance policies and a contribution paid by Primal on behalf of the individual to our Section 401(k) Plan which matches a portion of each such individual's contributions to the same plan.

(3)
Mr. Salway resigned as the Chief Executive Officer, President and a Director on January 31, 2003. During 2003, Mr. Salway received $100,000 in part-time transition pay until July 31, 2003 when his employment terminated.

(4)
The Board of Directors elected Mr. Simrell to the positions of Chief Executive Officer, President in January 2003, and Chairman of the Board in February 2003.

Option / SAR Grants in the Last Fiscal Year

Option / SAR Grants in the Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Joseph R. Simrell	—	—	$—	—
Todd Taylor	153,500	13%	0.06	7/21/13
Michael G. Fowler	109,848	9%	0.06	7/21/13
Tim Hoolihan	212,616	18%	0.06	7/21/13

        None of the options granted to executive officers during 2003 was exercised.

Aggregated Option / SAR Exercises in the Last Fiscal Year and FY-End Option / SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-end (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Exercisable Options at FY-end ($)
Joseph R. Simrell	—	—	—/—	$—
Todd Taylor	—	—	12,792 / 140,708	2,430
Michael G. Fowler	—	—	9,154 / 100,694	1,739
Tim Hoolihan	—	—	17,718 / 194,898	3,366

Employment Agreements

        Effective January 28, 2003, Mr. Simrell entered into an employment agreement with Primal. Under the terms of the employment agreement, Mr. Simrell serves as Chief Executive Officer and President of Primal. Following the expiration of the initial term of the employment agreement on December 31, 2003, the term automatically extends for re-occurring 30-day periods. Mr. Simrell's base annual salary is $200,000. In addition, Mr. Simrell is entitled to receive bonuses based on achievement of performance goals set by the Board. For 2003, Mr. Simrell is eligible to receive as his bonus an amount not to exceed an additional 50% of his base salary. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by Primal from time to time.

        The employment agreement with Mr. Simrell contains certain covenants by him not to solicit the customers and employees of Primal during his employment and for one year thereafter. A state court may determine not to enforce, or only partially enforce, these covenants.

        Effective January 27, 2003, Mr. Salway entered into an Employment Transition Agreement and General Release with Primal. Under the terms of the Employment Transition Agreement and General Release, Mr. Salway was employed as a part-time employee of Primal for a transition period that terminated on July 31, 2003. During such transition period, Mr. Salway was to assist in the transition of his responsibilities as Chief Executive Officer and President to his successor as designated by Primal. Mr. Salway's monthly compensation is $16,667. In addition, he was entitled to medical and life insurance benefits, reimbursement of his apartment lease payments of up to $1,800 per month through March 31, 2003, and moving expenses of up to $1,500 incurred in relocating his household from said apartment.

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

Compensation of Directors

        During 2003, each non-employee member of our Board of Directors received a one-time grant of a warrant to purchase 250,000 shares of Common Stock at an exercise price equal to the fair market value at the time of the grant. As a policy, each newly elected and re-elected non-employee member of the Board of Directors receives a grant of a warrant to purchase 50,000 shares of Common Stock at an exercise price determined by our Board at the time of issuance. Beginning in 2003, each non-employee director of Primal also receives an annual stipend of $14,000 and $1,750 for each Board meeting attended. There are currently two standing Board committees, an audit committee and a compensation committee. Each non-employee member serving on a Board committee also receives compensation of $250 for each individual committee meeting attended in conjunction with a Board meeting, up to $750 for attendance of multiple committee meetings, and $750 for each committee meeting attended separate from a Board meeting. In addition, each non-employee director is entitled to reimbursement of travel expenses.

        In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended. The warrants were issued at an exercise price equal to the fair market value of the Company's common stock, vest over two years and expire in ten years. As the warrants were issued at fair market value, the Company will not record any expense for the warrants issued in accordance with Accounting Principles Board Opinion No. 25.

        The Company periodically forms and maintains ad hoc committees for specific and limited purposes and duration. Such ad hoc committee members may receive nominal compensation for such service.

        The non-employee directors of the Company may be granted nonstatutory stock options and restricted stock under the 2001 Flexible Incentive Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

        As of March 17, 2004, the Company had 21,018,083 shares of common stock outstanding.

        Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2001 Flexible Incentive Plan	3,270,843	$0.06	554,913
Equity compensation plans not approved by security holders:
Stock options issued to former officer(1)	409,312	$0.03	—
Warrants issued to consultant(2)	100,000	$0.03	—
Warrants issued to Board Members(3)	1,000,000	$0.05	—
Total	4,780,155	$0.06	554,913

(1)
Issued in April 2001 to a former officer at an exercise price of $0.03, fully vested and with a term of five years.

(2)
Issued in April 2001 to a consultant at an exercise price of $0.03, fully vested and with a term of five years.

(3)
Issued in April 2003 to our non-employee Board members at an exercise price of $0.05, vesting over two years and with a term of 10 years.

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

Name of Beneficial Owner / Management	Number of Shares	Percent of Class
David Mechler(1)	2,428,995	11.6%
Mark J. Nielsen(2)(14)	1,273,967	6.1%
Arun Anand(3)(14)	203,119	1.0%
Murari Cholappadi(4)(14)	203,119	1.0%
Sanjay Gupta(5)(14)	203,119	1.0%
John Faltys(6)(14)	2,027,280	9.6%
Joseph R. Simrell(7)(14)	1,554,876	7.3%
David Haynes(8)(14)	1,475,711	7.0%
Michael G. Fowler(9)	254,114	1.2%
Tim Hoolihan(10)	210,538	1.0%
Todd R. Taylor(11)	105,175	*
Louis A. Delmonico(12)	315,000	1.5%
John E. Rehfeld(13)	763,235	3.6%
All executive officers and directors as a group (8 persons)(15)	6,795,929	30.3%

*
Constitutes less than 1%

(1)
Includes 2,425,995 shares of common stock beneficially owned by Mr. Mechler. The business address for this person is P.O. Box 1439, Medina, Texas 78055.

(2)
Includes 1,273,967 shares of common stock beneficially owned by Mr. Nielsen. See Note 14. The business address for this person is 27126-B Paseo Espada, Suite 725, San Juan Capistrano, California 92675.

(3)
Includes 203,119 shares of common stock owned by Mr. Anand. See Note 14. The business address for this person is 13403 Venice Villa Lane, Sugar Land, Texas 77478.

(4)
Includes 203,119 shares of common stock beneficially owned by Mr. Cholappadi. See Note 14. The business address for this person is 2434 Crossing Way, Wayne, New Jersey 07470.

(5)
Includes 203,119 shares of common stock beneficially owned by Mr. Gupta. See Note 14. The business address for this person is 90 N. Michigan Avenue, #205, Pasadena, California 91106.

(6)
Includes 1,902,280 shares of common stock beneficially owned by Mr. Faltys and 125,000 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter. See Note 14. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(7)
Includes 1,350,711 shares of common stock beneficially owned by Mr. Simrell, 204,165 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. See Note 14. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(8)
Includes 1,350,711 shares of common stock beneficially owned by Mr. D. Haynes and 125,000 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter. See Note 14. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(9)
Includes 1,500 shares of common stock beneficially owned by Mr. Fowler and 252,614 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(10)
Includes 47,750 shares of common stock beneficially owned by Mr. Hoolihan and 162,788 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(11)
Includes 105,175 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(12)
Includes 100,000 shares of common stock beneficially owned by Dr. Delmonico and 215,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(13)
Includes 638,235 shares of common stock beneficially owned by Mr. Rehfeld and 125,000 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(14)
In the past, the Company has disclosed that Mr. P. Haynes (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to Messrs. Nielsen, Anand, Cholappadi, Gupta, Faltys, Simrell, and D. Haynes an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter. As discussed below in this Item 11, Primal has elected to treat the proxy granted to the Old Primal Stockholders as expired effective September 24, 2003.

(15)
Includes all shares and options described in Notes 6, 7, 8, 9, 10, 11, 12 and 13, above.

Voting Control

        As discussed elsewhere in this filing, the Company was spun-off as a separate public company by Avery in February 2001, pursuant to that certain Primal Solutions, Inc. Preliminary Distribution Agreement (the "Distribution Agreement"), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (Messrs. John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, and Sanjay Gupta are collectively referred to as the "Old Primal Stockholders"). (See Exhibit 2.1.)

        As part of the terms and conditions of the Distribution Agreement, Patrick J. Haynes III (in his capacity as the Chairman of Avery), Thurston Group, Inc. and each of its affiliates, and Waveland, LLC (a limited liability company wholly owned by Mr. P. Haynes) and each of its affiliates (collectively, the "Haynes Parties"), granted to the Old Primal Stockholders an irrevocable proxy to vote all the shares of the Primal common stock that any of the Haynes Parties received in the Distribution and certain shares of the Company's common stock, if any, acquired thereafter ("Proxies"). The Proxies provided that any action required or permitted to be taken pursuant to the them by the Old Primal Stockholders, including any voting of the shares covered thereby, may be so taken if the former holders of at least 66% of the issued and outstanding shares of Primal immediately prior to its acquisition by Avery approved the taking of any such action. These percentages were as follows:

  •
  John Faltys—30.49%

  •
  Joseph R. Simrell and David Haynes—21.60% each

  •
  Mark J. Nielsen—16.50%

  •
  Arun Anand, Murari Cholappadi and Sanjay Gupta—3.27% each

        During August 2003, a dispute arose between Avery and Primal with respect to the Proxies. Avery asserted, among other things, that, as a matter of law, the Proxies expired effective July 31, 2003. Following discussions between Primal and Avery, Primal elected to treat the Proxies as expired effective September 24, 2003, in order to avoid litigation between Avery and Primal and to reduce expenses associated with a prolonged dispute between Avery and Primal with respect to the Proxies. Notwithstanding Primal's decision to treat the Proxies as expired, the Old Primal Stockholders have asserted to Primal that the Proxies did not expire as a matter of law or otherwise. Currently, Primal is in discussions with the Old Primal Stockholders in hopes of finding an amicable resolution to the treatment of the Proxies as between Primal and the Old Primal Stockholders. There can be no assurance that we will be able to reach an amicable resolution with respect to the treatment of the Proxies.

        The Proxies initially covered an aggregate of 1,830,260 shares, or approximately 9.1%, of Primal's common stock outstanding. As of September 24, 2003, the Proxies covered an aggregate of up to 2,772,325 shares, or approximately 13%, of Primal's outstanding common stock; providing the Old Primal Stockholders the right to vote or to direct the voting of an aggregate of up to 9,476,017 shares, or approximately 42%, of Primal's outstanding common stock. Treating the Proxies as expired on September 24, 2003, the Old Primal Stockholders have the right to vote or to direct the voting of an aggregate of up to 6,703,692 shares, or approximately 32%.

Item 12. Certain Relationships And Related Transactions

Issuance of Common Stock

        In September 2003, the Board of Directors approved and completed the sale of 688,253 shares of our common stock to members of the Board of Directors at a price equal to fair market value.

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
10.11a
Letter agreement, dated December 20, 2001, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11a to the Primal Form 10-KSB and incorporated by reference herein)
10.11b
2002 Amended and Restated Promissory Note, dated December 27, 2002, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11b to the Primal June 30, 2003 Form 10-QSB and incorporated by reference herein)
10.11c
Guaranty of the 2002 Amended and Restated Secured Promissory Note dated December 27, 2002, amending the Amended Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.11c to the Primal June 30, 2003 Form 10-QSB and incorporated by reference herein)
10.12	Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25, 2001 (filed as Exhibit 10.12 to the Primal Form 10-KSB and incorporated by reference herein)
10.13	Transition Agreement for William Salway dated January 27, 2003 (filed as Exhibit 10.13 to the Primal Form 10-KSB and incorporated by reference herein)
10.14	Employment Agreement for Joseph R. Simrell dated January 28, 2003 (filed as Exhibit 10.14 to the Primal Form 10-KSB and incorporated by reference herein)
10.15
Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002 (filed as Exhibit 10.15 to the Primal Form 10-KSB and incorporated by reference herein)

10.16
Letter of Intent between Wireless Billing Systems dba Primal Billing Solutions and Lightbridge, Inc. regarding amendment of Amended Note Payable in favor of Corsair Communications, Inc., dated December 18, 2002 (filed as Exhibit 10.16 to the Primal Form 10-KSB and incorporated by reference herein)
10.17*	2004 Amended and Restated Promissory Note, dated March 27, 2004, amending the 2002 Amended and Restated Promissory Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc.
10.17a*	Confirmation of Guaranty by Primal Solutions, Inc. of 2004 Amended Note amending 2002 Amended Note
16.1	Letter on Change in Certifying Accountant (filed as Exhibit 16.1 to the Primal Form 8-K filed on April 24, 2003 and incorporated by reference herein)
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Haskell & White LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99.1
Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-60298) ("Primal Form S-8") and incorporated by reference herein)
99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

*
Filed herewith

(b)
Reports on Form 8-K

        None.

Item 14. Principal Accountant Fees and Services

        For the year ended December 31, 2003, Haskell & White LLP audited the Company's consolidated financial statements and for the year ended December 31, 2002, the Company retained Haskell & White LLP to provide tax return and tax related services.

        For the year ended December 31, 2002, Deloitte & Touche LLP audited the Company's consolidated financial statements. In addition, the Company retained Deloitte & Touche LLP, as well as another accounting and consulting firm, to provide tax related services in 2002.

        The aggregate fees billed for professional services by Haskell & White LLP and Deloitte & Touche LLP in 2003 and 2002 were as follows:

	2003		2002
	Haskell & White LLP		Deliotte & Touche LLP	Haskell & White LLP
Audit Fees	$62,135	(1)	$100,000	$—
Audit Related Fees	—		—	—
Tax Fees(3)	7,500	(2)	30,255	13,500

Total	$69,635		$130,055	13,500

(1)
Includes $20,200 of audit fees to be billed in 2004.

(2)
To be billed in 2004.

(3)
Tax return and related tax services.

        It is our Audit Committee's policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Audit Committee, except for the tax fees and other fees paid to Deloitte & Touche LLP in 2002 for non-audit services which were approved by our Board of Directors in advance of existence of our Audit Committee.

        We do not believe that any of the tax services and "other" services described in the above table were approved by our Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, because it is our belief that all such services were approved in advance by our Audit Committee or by our Board of Directors prior to the existence of our Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
By:	/s/ JOSEPH R. SIMRELL Joseph R. Simrell Chief Executive Officer and President
PRIMAL SOLUTIONS, INC.
By:	/s/ TODD R. TAYLOR Todd R. Taylor Chief Financial Officer, Vice President Finance and Administration and Secretary
Date: March 30, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. SIMRELL Joseph R. Simrell	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2004
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer and Vice President Finance and Administration (Principal Financial and Accounting Officer)	March 30, 2004
/s/ DAVID HAYNES David Haynes	Director	March 30, 2004
/s/ JOHN FALTYS John Faltys	Director	March 30, 2004
/s/ LOUIS A. DELMONICO Louis A. Delmonico	Director	March 30, 2004
/s/ JOHN E. REHFELD John E. Rehfeld	Director	March 30, 2004

PRIMAL SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Primal Solutions, Inc.

        We have audited the accompanying consolidated balance sheet of Primal Solutions, Inc. (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primal Solutions, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

HASKELL & WHITE LLP

Irvine, California
March 2, 2004, except for Notes 3 and 12, as to which date is March 27, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Primal Solutions, Inc.

        We have audited the accompanying consolidated balance sheet of Primal Solutions, Inc. and subsidiary (formerly a wholly owned subsidiary of Avery Communications, Inc. ("Avery")) ("Primal" or the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primal Solutions, Inc. and subsidiary at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 14, 2003

PRIMAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,249,237	$1,183,322
Accounts receivable, net of allowance for doubtful accounts of $-0- (2003) and $38,467 (2002)	639,761	394,328
Prepaid expenses and other current assets	189,475	164,349

Total current assets	2,078,473	1,741,999
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,125,914 (2003) and $1,203,475 (2002)	493,407	822,013
GOODWILL	592,540	592,540
OTHER ASSETS	79,633	79,633

	$3,244,053	$3,236,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$179,503	$54,546
Accrued liabilities	262,906	276,949
Accrued salaries and benefits	469,151	336,547
Deferred revenue	1,001,773	953,763
Current portion of note payable to Corsair	182,256	168,288
Current portion of notes payable	120,917	25,128
Current portion of capital lease obligations	—	2,502

Total current liabilities	2,216,506	1,817,723
NOTE PAYABLE TO CORSAIR, less current portion	1,371,874	1,554,130
NOTES PAYABLE, less current portion	253,452	249,697

Total liabilities	3,841,832	3,621,550
COMMITMENTS AND CONTINGENCIES (Note 4, 5 and 6)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,968,083 (2003) and 20,131,212 (2002) issued and outstanding	209,681	201,312
Additional paid-in capital	11,863,413	11,805,614
Accumulated deficit	(12,670,873)	(12,392,291)

Net stockholders' equity (deficit)	(597,779)	(385,365)

	$3,244,053	$3,236,185

See accompanying notes to consolidated financial statements.

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2003	2002
REVENUES:
System revenue	$2,548,980	$2,140,677
Service revenue	3,967,685	3,987,268

Total revenues	6,516,665	6,127,945
Cost of systems	244,107	19,987
Cost of services	2,692,041	1,928,348

COST OF REVENUES	2,936,148	1,948,335

GROSS MARGIN	3,580,517	4,179,610
OPERATING EXPENSES:
Research and development	993,760	1,487,402
Sales and marketing	1,050,445	1,125,874
General and administrative	1,608,050	1,860,327

Total operating expenses	3,652,255	4,473,603

LOSS FROM OPERATIONS	(71,738)	(293,993)
INTEREST AND OTHER EXPENSE, net	(205,244)	(167,748)

LOSS BEFORE INCOME TAX PROVISION	(276,982)	(461,741)
INCOME TAX PROVISION	1,600	1,600

NET LOSS	$(278,582)	$(463,341)

Basic and diluted net loss per share	$(.01)	$(0.02)
Weighted-average basic and diluted common shares outstanding	20,369,380	20,131,212

See accompanying notes to consolidated financial statements.

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common shares	Amount	Additional paid-in capital	Accumulated deficit	Net stockholders' equity (deficit)
BALANCE,
December 31, 2001	20,131,212	201,312	11,805,614	(11,928,950)	77,976
Net loss	—	—	—	(463,341)	(463,341)

BALANCE,
December 31, 2002	20,131,212	201,312	11,805,614	(12,392,291)	(385,365)
Issuance of common stock to members of the Board of Directors	688,235	6,883	51,617	—	58,500
Exercise of stock options issued to employees	4,545	45	273	—	318
Exercise of stock options issued to employees through cashless exercise, net	109,091	1,091	(1,091)	—	—
Stock grant to employee	35,000	350	7,000	—	7,350
Net loss	—	—	—	(278,582)	(278,582)

BALANCE,
December 31, 2003	20,968,083	$209,681	$11,863,413	$(12,670,873)	$(597,779)

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,582)	$(463,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	374,141	461,597
Provision for doubtful accounts	(7,724)	38,467
Loss on disposal of equipment	51,089	9,494
Non-cash stock based compensation	7,350	—
Charitable contribution of equipment	988	—
Changes in operating assets and liabilities:
Accounts receivable	(237,709)	865,917
Prepaid expenses and other current assets	(25,126)	4,150
Accounts payable	124,957	(219,227)
Accrued liabilities	(5,543)	(58,043)
Accrued salaries and benefits	132,604	(168,795)
Increase in non-current accrued interest payable	21,462	19,610
Deferred revenue	48,010	115,871

Net cash provided by operating activities	205,917	605,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(98,856)	(92,473)
Proceeds from sales of property and equipment	1,244	3,061

Net cash used in investing activities	(97,612)	(89,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(2,502)	(66,656)
Proceeds from notes payable	100,000	60,703
Payments on notes payable	(25,128)	(14,658)
Payments on note payable to Corsair	(165,078)	—
Proceeds from issuance of common stock	50,318	—

Net cash used in financing activities	(42,390)	(20,611)

INCREASE IN CASH AND CASH EQUIVALENTS	65,915	495,677
CASH AND CASH EQUIVALENTS, beginning of the year	1,183,322	687,645

CASH AND CASH EQUIVALENTS, end of the year	$1,249,237	$1,183,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$140,748	$141,109

Income taxes	$1,600	$1,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of liability (see Note 11).	$8,500	$—

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

        Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held at one bank at December 31, 2003 and 2002. As of December 31, 2003 and 2002, the Company has $1.0 million on deposit with this bank that exceeds the federally insured limit.

        Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of the lease

        Maintenance and repairs are charged to expense as incurred. Renewal and improvements of a major nature are capitalized.

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

        Property and equipment, definite life intangible assets, and capitalized software costs are recorded at cost less accumulated depreciation or amortization. They are amortized using the straight-line method over estimated useful lives of three years to seven years. The determination of useful lives and whether or not these assets are impaired involves judgment and such assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the carrying value of long-lived assets and definite life identifiable intangible assets for impairment of value based on undiscounted future cash flows resulting from the use of the asset and its eventual disposition. While the Company did not experience impairment of intangible assets in prior periods, it cannot guarantee that there will not be impairment in the future.

        Accounting for Goodwill and Other Intangible Assets—On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and, required the transitional testing of goodwill for impairment under the new standard by June 30, 2002. Management has completed a review of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002, September 30, 2002 and 2003. Management will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

        Software Licenses, Services, and Post-Contract Customer Support—Revenues from sales of software licenses (systems revenue), which generally do not contain multiple elements, are recognized upon delivery of the related product if the requirements of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, are met. If the requirements of SOP No. 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of delivery and passage of title, revenue recognition is deferred until such items are known or resolved. Revenue from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

        The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in the Company's business practice could result in future changes in the Company's revenue accounting policies that could have a material adverse effect on the Company's business, financial condition and results of operations.

        Software Programming and Customization Services—Revenues are recognized as services are performed under the agreements and are included in systems revenue in the accompanying consolidated financial statements.

        Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2003 and 2002.

        Advertising Costs—Advertising costs are expensed as incurred. The Company did not incur any significant advertising costs for any periods presented.

        Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2003 and 2002.

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

        At December 31, 2003, the Company had one stock-based employee compensation plan, which is described in Note 6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2003	2002
Net loss, as reported	$(278,582)	$(463,341)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69,020)	(50,293)

Pro Forma net loss	$(347,602)	$(513,634)

Net loss per share:
Basic and Diluted-as reported	$(0.01)	$(0.02)
Basic and Diluted-pro forma	$(0.02)	$(0.03)

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: expected volatility of 162%; risk-free interest rate of 2.00%; and a weighted-average contractual life of 10 years. The following weighted-average assumptions used for grants in 2002: expected volatility of 162%; risk-free interest rate of 4.00%; and a weighted-average contractual life of 10 years.

        Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2003 and 2002 are primarily due from the major customers indicated below.

        In the year ended December 31, 2003, the Company had one customer that accounted for greater than 10% of the Company's total revenues in the amount of $4.5 million. In the year ended December 31, 2002, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $4.6 million and $713,000, respectively. At December 31, 2003, the Company had three customers that accounted for greater than 10% of the accounts receivable balance in the amount of $628,000. At December 31, 2002, the Company had two customers that accounted for greater than 10% of the accounts receivable balance in the amount of $370,000.

        Fair Value of Financial Instruments—The recorded amounts of financial assets and liabilities at December 31, 2003 and 2002 approximate fair value, based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

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

        Segment Information—The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 10 the required information about the Company's operating segments and geographic areas.

Recently Adopted Accounting Principles

        On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

        On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

        On January 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. The adoption of FIN No. 45 did not have any material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not have any variable interest entities as of December 31, 2002 and 2003. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

        Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE's.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which defers the effective date for certain provisions of the statement. Once required in its entirety, SFAS 150 is not expected to have a material impact on the Company's consolidated financial statements.

        Net Loss Per Share—The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

        The following table represents the computation of basic and diluted loss per common share for the periods presented:

	Year Ended
	12/31/03	12/31/02
Numerator:
Numerator for basic loss per share
Net loss applicable to common stockholders	$(278,582)	$(463,341)

Denominator:
Denominator for basic and diluted loss per share	—	—
Weighted-average shares outstanding during the period	20,369,380	20,131,212

Net loss per share:
Basic and Diluted	$(0.01)	$(0.02)

        Not included in the above table are the dilutive effect of options to purchase 1,150,982 shares of common stock for the year ended December 31, 2003 and 239,070 shares of common stock for the year ended December 31, 2002 because they are anti-dilutive.

        Reclassification—Certain prior year amounts were reclassified to conform with the current year presentation.

2.     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2003	2002
Computer and office equipment	$1,489,861	$1,897,156
Furniture and fixtures	92,511	91,383
Leasehold improvements	36,949	36,949

	1,619,321	2,025,488
Less accumulated depreciation and amortization	(1,125,914)	(1,203,475)

Property and equipment, net	$493,407	$822,013

        Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. There are no property and equipment under capital leases at December 31, 2003. Included in property and equipment is equipment under capital leases of $5,796 at December 31, 2002. Accumulated depreciation related to equipment under capital leases amounted to $5,152 at December 31, 2002.

3.     NOTES PAYABLE

        The following table represents principal balances due under the notes payable:

	Current	Non current	Total
December 31, 2003:
Corsair Communications, Inc.	$182,256	$1,371,874	$1,554,130
Spieker Properties, L.P.	—	250,242	250,242
Sunwest Bank	120,917	—	120,917

Total	$303,173	$1,622,116	$1,925,289
December 31, 2002:
Corsair Communications, Inc.	$168,288	$1,554,130	$1,722,418
Spieker Properties, L.P.	—	228,780	228,780
Sunwest Bank	25,128	20,917	46,045

Total	$193,416	$1,803,827	$1,997,243

Note Payable to Corsair Communication, Inc. (see Note 12)

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

        In January 2001, the Company amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16% starting in May 2001, and the note was payable in approximately 36 monthly installments, beginning June 2001, and is due May 2004.

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

Note Payable to Sunwest Bank.

        In May 2002, the Company entered into two loan agreements with Sunwest Bank. One loan agreement is structured as an equipment line of credit facility for $100,000. The second loan agreement is structured as a $100,000 operating line of credit. Any borrowings under the equipment line of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.25% (6.50%, at December 31, 2003) due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, August 2004, with accrued interest paid monthly at a rate of prime plus 2.0% (6.50%, at December 31, 2003). The loan agreement does not include any specific financial covenants that the Company is required to meet, however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company's financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

        In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.    At December 31, 2003, the balance of the loan was $20,916.

        In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy. At December 31, 2003, the balance of the loan was $100,000.

        The following table represents the contractual payments associated with the notes payable as of December 31, 2003:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2004	$118,375	$303,173	$421,548
2005	85,949	658,605	744,554
2006	31,285	713,269	744,554
2007	87,188	250,242	337,430
2008	—	—	—

Total	$322,797	$1,925,289	$2,248,086

4.     COMMITMENTS AND CONTINGENCIES

        The Company leases office space and certain equipment under various noncancelable operating and capital leases (Note 12). Future minimum lease payments required under operating leases, net of sublease income, as of December 31, 2003 are as follows:

	Sublease (Income)	Operating Leases	Net
Year ending December 31:
2004	$(40,574)	$396,243	$355,669
2005	(43,656)	412,269	368,613
2006	(15,515)	428,849	413,334
2007	—	144,792	144,792

Total minimum lease payments	$(99,745)	$1,382,153	$1,282,408

        Rent expense under such operating leases was $382,627and $437,362 for the years ended December 31, 2003 and 2002, respectively.

        The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

5.     GUARANTEES AND INDEMNIFICATIONS

        The Company has made guarantees and indemnities, under which it may be required to make payments to a third-party, in relation to certain transactions. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. Guarantees and indemnities to customers in connection with product sales generally are subject to limits based on the amount of the related product sales. The Company also indemnifies its directors and officers to the maximum extent permitted under applicable law in effect. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnification in its financial statements.

        The Company generally warrants its products for a period of three months from the date of acceptance of the product by its customers. Warranty costs have historically been minimal.

6.     STOCK-BASED COMPENSATION

Stock Options

  2001 Flexible Incentive Plan

        In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the

Company's Stock Option Plan, as amended. Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at their fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase an aggregate of 2,180,964 shares at prices ranging from $0.06 to $0.07 per share were granted with exercise price at fair value on the date of the grant during the year ended December 31, 2003. Options to purchase an aggregate of 740,150 shares at prices ranging from $0.03 to $0.07 per share were granted with exercise price at fair value on the date of the grant during the year ended December 31, 2002. At December 31, 2003 and 2002, options to purchase 1,714,897 and 1,527,524 shares, respectively, of common stock were exercisable under the Stock Option Plan.

        During 2002, the Company issued 740,150 options to purchase commons stock at a weighted-average price of $0.04 per share, fair market value at the time of the grant. Options to purchase 65,000 shares vested immediately upon grant, and the remaining 675,150 options vest proportionately every three months over a three-year period from the date of the grant.

        During 2003, the Company issued 2,180,964 options to purchase commons stock at a weighted-average price of $0.06 per share, fair market value at the time of the grant. Options to purchase 1,000,000 shares vest proportionately every three months over a two-year period from the date of the grant and the remaining 1,180,964 options vest proportionately every three months over a three-year period from the date of the grant.

  Other

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

  •
  In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended. The warrants were issued at an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest over two years and expire in ten years. As the warrants were issued at the fair market value, the Company did not record any expense from the warrants issued, in accordance with APB Opinion No. 25.

        At December 31, 2003 and December 31, 2002, options / warrants to purchase 759,312 and 509,312 shares, respectively, of common stock were exercisable from grants outside the Stock Option Plan.

        Information regarding all stock options issued is as follows:

	Number of Options	Weighted- Average Exercise Price
Balances, December 31, 2001	2,773,134	$0.06
Granted (weighted-average fair value of $0.04)	740,150	0.04
Exercised	—	—
Canceled	(234,354)	0.07

Balances, December 31, 2002	3,278,930	$0.06
Granted (weighted-average fair value of $0.06)	2,180,964	0.06
Exercised	(113,636)	0.07
Canceled	(566,103)	0.07

Balances, December 31, 2003	4,780,155	$0.06

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03	509,312	1.72	$0.03	509,312	$0.03
$0.03	547,850	8.87	$0.03	182,615	$0.03
$0.05	1,115,000	9.24	$0.05	340,000	$0.05
$0.06	820,964	9.55	$0.06	68,411	$0.06
$0.07	1,427,029	7.86	$0.07	1,343,872	$0.07
$0.08	360,000	9.63	$0.08	30,000	$0.08

$0.03 to $0.08	4,780,155	8.07	$0.06	2,474,210	$0.07

7.     GOODWILL

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

        Since the spin-off from Avery on February 9, 2001, the economic condition of the communications industry in particular, and the economy in general, has continued to deteriorate. The Company has significantly reduced personnel and expenses during 2001, and the current cash flow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions. Also, the Company's market capitalization has decreased significantly from the spin-off date. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable value.

        In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and required the testing of goodwill for impairment under the new standard by June 30, 2002. Management completed reviews of each of the Company's reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002, September 30, 2002 and 2003. Management will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

8.     EMPLOYEE BENEFITS

        The Company has a qualified 401(k) retirement plan (the "Plan") for its full-time employees and makes contributions at the discretion of the Board of Directors. Total contributions to the Plan were none and $30,319 for the years ended December 31, 2003 and 2002.

9.     INCOME TAXES

        For each of the years ended December 31, 2003 and 2002, the expense for income taxes was $1,600. The expense for income taxes for the years ended December 31, 2002 and 2001 reflects the minimum tax due in California.

        A reconciliation of the provision for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before provision for income taxes is as follows:

	2003	2002
Benefit at statutory rate	$(94,270)	$(161,610)
State taxes, net of federal benefit	5,298	(13,157)
Adjustment of net operating loss and credit carryforwards	30,041	277,967
Change in valuation allowance	65,579	(110,552)
Other	(5,048)	8,952

	$1,600	$1,600

        The tax effects of temporary differences used in determining the Company's deferred tax assets and liabilities are presented below at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$576,474	$605,688
Bad debt allowances	—	16,479
Accruals	209,524	123,228
Credits	316,829	302,948
State taxes	2,730	—
Other	27,091	24,135

Total deferred tax assets	1,132,648	1,072,478
Less valuation allowance	(1,020,920)	(955,341)

Net deferred tax assets	111,728	117,137
Deferred tax liabilities:
Basis difference in fixed assets	(111,728)	(70,916)
State taxes	—	(46,221)

Total deferred tax liabilities	(111,728)	(117,137)

Net deferred tax assets	$—	$—

        Based upon uncertainties related to the Company's ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the years ended December 31, 2003 and December 31, 2002, as it is more likely than not that the Company's deferred tax asset will not be realized.

        At December 31, 2003, the Company's federal and state loss carryforwards are $1,477,916 and $839,679 and will begin to expire in 2019 and 2006, respectively. The Company's research and development credit carryforward is $314,754 and will begin to expire in 2019. However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group.

        As a result of the merger of Primal Systems, Inc. with and into Avery (see Note 1), the Company's annual use of Primal Systems, Inc.'s net operating losses were limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually.

        In 2001, an adjustment was made to eliminate approximately $2 million of federal net operating loss carryforwards, previously accounted for by the Company on a separate return basis and used by Avery, that are not available to the Company after the spin-off. In 2002, an additional adjustment was made to eliminate approximately $640,000 of federal net operating loss carryforwards. An offsetting adjustment was made to the valuation allowance with no effect on the income tax provision or net income.

10.   SEGMENT AND GEOGRAPHIC INFORMATION

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

        The Company's reportable operating segments include Systems and Services. The Systems operating segment develops and markets the Company's integrated suite of client/server and browser-based software solutions. The Services segment provides after-sale support for software products, programming, maintenance, customization, consulting and application management and hosting services related to the Company's products and a variety of software languages and platforms.

        The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

        Operating segment data for years ended December 31, 2003 and 2002 were as follows:.

	Systems	Services	Total
Year ended December 31, 2003
Revenues	$2,548,980	$3,967,685	$6,516,665
Cost of Revenues	244,107	2,692,041	2,936,148

Gross Profit	$2,304,873	$1,275,644	$3,580,517

Year ended December 31, 2002
Revenues	$2,140,677	$3,987,268	$6,127,945
Cost of Revenues	19,987	1,928,348	1,948,335

Gross Profit	$2,120,690	$2,058,920	$4,179,610

        Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Year ended December 31, 2003
Revenues	$5,492,439	$609,055	$415,171	$6,516,665
Gross Profit	3,017,776	334,639	228,112	3,580,517
Net Loss	(234,797)	(26,037)	(17,748)	(278,582)
Property and Equipment, net	493,407			493,407
Year ended December 31, 2002
Revenues	$4,845,081	$829,884	$452,980	$6,127,945
Gross Profit	3,304,624	566,028	308,958	4,179,610
Net Loss	(366,343)	(62,748)	(34,250)	(463,341)
Property and Equipment, net	822,013			822,013

        Revenues from significant countries were as follows:

	Australia	United Kingdom	United States
Year ended December 31, 2003	$609,055	$415,171	$5,456,940
Year ended December 31, 2002	$712,830	$427,619	$4,782,882

11.   RELATED PARTY TRANSACTION

        In September 2003, the Board of Directors approved and completed the sale of 688,235 shares of our common stock to members of the Board of Directors at a price equal to fair market value.

12.   SUBSEQUENT EVENTS

        In February 2004, the Company entered into a lease agreement for an additional 7,000 square feet which includes a datacenter and general and administrative office space in Irvine, California with a monthly rent payment of approximately $9,000. This new lease expires May 2006.

        In March 2004, the Company amended the terms of the note with Corsair which extends the maturity date to December 2006 and converts the note to fully-amortizing payments of approximately $60,000 beginning January 2005. At December 31, 2003, the balance of the note was $1.6 million.

QuickLinks

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY TABLE OF CONTENTS
PART I
RISK FACTORS
PART II
PART III
Summary Executive Compensation Table
Option / SAR Grants in the Last Fiscal Year
INDEX TO EXHIBITS
SIGNATURES
PRIMAL SOLUTIONS, INC. INDEX TO FINANCIAL STATEMENTS
PRIMAL SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PRIMAL SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PRIMAL SOLUTIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS