Form 10QSB
period 2004-03-31
PRIMAL SOLUTIONS INC
filed 2004-05-17
CIK 1124217

As filed with the Securities and Exchange Commission on May 17, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                     to

Commission File No. 000-46494

PRIMAL SOLUTIONS, INC.

(Exact Name of Small Business Issuer in its Charter)

Delaware	7372	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

18881 Von Karman Avenue Suite 500 Irvine, California		92612 (Zip Code)
(Address and telephone number of Principal Executive Offices)

(949) 260-1500
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No   ☐

Number of shares outstanding as of the close of business on May 17, 2004:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value.	21,018,083

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$424,815	$1,249,237
Accounts and notes receivable, net of allowance for doubtful accounts of $-0- (2004 and 2003)	1,078,764	639,761
Prepaid expenses and other current assets	259,430	189,475
Total current assets	1,763,009	2,078,473
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,188,916 (2004) and $1,125,914 (2003)	461,357	493,407
GOODWILL, net	592,540	592,540
OTHER ASSETS	88,199	79,633
	$2,905,105	$3,244,053

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$999,937	$911,560
Deferred revenue	888,749	1,001,773
Current portion of notes payable	412,441	303,173
Total current liabilities	2,301,127	2,216,506

NOTES PAYABLE, less current portion	1,468,014	1,622,116
Other	3,210	3,210
Total liabilities	3,772,351	3,841,832

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 21,018,083 (2004) and 20,968,083 (2003) issued and outstanding	210,181	209,681
Additional paid-in capital	11,865,413	11,863,413
Accumulated deficit	(12,942,840)	(12,670,873)
Net stockholders’ (deficit) equity	(867,246)	(597,779)
	$2,905,105	$3,244,053

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(Unaudited)	(Unaudited)
REVENUES:
System revenue	$523,077	$563,573
Service revenue	1,223,490	907,207
Total revenues	1,746,567	1,470,780

COST OF REVENUES:
Cost of systems	17,295	8,786
Cost of services	881,290	673,885
Total cost of revenues	898,585	682,671

GROSS MARGIN	847,982	788,109

OPERATING EXPENSES:
Research and development	301,627	184,570
Sales and marketing	383,216	210,841
General and administrative	397,768	476,868
Total operating expenses	1,082,611	872,279

LOSS FROM OPERATIONS	(234,629)	(84,170)

INTEREST AND OTHER EXPENSE, net	(37,339)	(40,473)

LOSS BEFORE INCOME TAX PROVISION	(271,968)	(124,643)

INCOME TAX PROVISION	—	1,600

NET LOSS	$(271,968)	$(126,243)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average basic and diluted common shares outstanding	21,007,643	20,131,212

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,968)	$(126,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,003	108,489
Provision for doubtful accounts	—	7,937
Loss on disposal of assets	—	2,831
Changes in operating assets and liabilities:
Accounts receivable	(439,002)	(459,122)
Prepaid expenses and other current assets	(69,954)	(95,708)
Accounts payable and other accrued liabilities	88,378	7,357
Increase in non-current accrued interest payable	5,659	5,186
Other assets	(8,566)	—
Deferred revenue	(113,026)	155,930
Net cash used in operating activities	(745,476)	(393,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,953)	(3,837)
Proceeds from sales of property and equipment	—	605
Net cash used in investing activities	(30,953)	(3,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	100,000
Payments on notes payable	(50,493)	(47,104)
Payments on capital lease obligations	—	(375)
Proceeds from issuance of stock	2,500	—
Net cash (used in) provided by financing activities	(47,993)	52,521

DECREASE IN CASH AND CASH EQUIVALENTS	$(824,422)	$(344,054)
CASH AND CASH EQUIVALENTS, beginning of period	1,249,237	1,183,322
CASH AND CASH EQUIVALENTS, end of period	$424,815	$839,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,053	$35,806
Taxes	$15,000	$1,600

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                            BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

At March 31, 2004, the Company had one stock-based employee compensation plan, which is described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended March 31
	2004	2003

Net loss, as reported	$(271,968)	$(126,243)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,732)	(11,024)

Pro forma net loss	$(290,700)	$(137,267)

Net loss per share:
Basic and Diluted-as reported	$(0.01)	$(0.01)

Basic and Diluted-pro forma	$(0.01)	$(0.01)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: expected volatility of 200% and 162%, respectively; risk-free interest rate of 3.50% and 4.00%, respectively; and a weighted-average contractual life of 10 years.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at March 31, 2004 and December 31, 2003 are primarily due from the major customers indicated below.

In the three months ended March 31, 2004, the Company had one customer that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million.  In the three months ended March 31, 2003, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million and $154,000.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Numerator for basic and diluted loss per share:
Net loss available to common stockholders	$(271,968)	$(126,243)

Denominator for basic and diluted loss per share

Weighted-average shares outstanding during the period	21,007,643	20,131,212

Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)

Not included in the above table is the dilutive effect of options to purchase 2.2 million shares of common stock for the three months ended March 31, 2004, and 320,000 for the three months ended March 31, 2003, because their effects were antidilutive.

2.                            NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
March 31, 2004:
Corsair Communications, Inc.	$297,806	$1,212,113	$1,509,919
Spieker Properties, L.P.	—	255,901	255,901
Sunwest Bank	114,635	—	114,635
Total	$412,441	$1,468,014	$1,880,455

December 31, 2003:
Corsair Communications, Inc.	$182,256	$1,371,874	$1,554,130
Spieker Properties, L.P.	—	250,242	250,242
Sunwest Bank	120,917	—	120,917
Total	$303,173	$1,622,116	$1,925,289

Note Payable to Corsair Communications, Inc.

In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006 and converted the note to fully-amortizing payments of approximately $60,000 per month beginning January 2005 with an interest rate of 8%.  At March 31, 2004, the balance of the note was $1.5 million.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% (6.50%, at March 31, 2004) and due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity with accrued interest paid monthly at a rate of prime plus 2.0% (6.50%, at March 31, 2004).  On March 15, 2004, the maturity date of the operating line of credit was extended to August 2004 from April 2004.  The loan agreement does not include any specific financial covenants that the Company is required to meet; however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  At March 31, 2004, the balance of the loan was $14,533.

In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy.  At March 31, 2004, the balance of the loan was $100,000.

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

The Company has made guarantees and indemnities, under which it may be required to make payments to a third-party, in relation to certain transactions.  In connection with the sales of its products, the Company provides intellectual property indemnities to its customers.  Guarantees and indemnities to customers in connection with product sales generally are subject to limits based on the amount of the related product sales.  The Company also indemnifies its directors and officers to the maximum extent permitted under applicable law in effect.  The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.  The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnification in its financial statements.

4.                            STOCK-BASED COMPENSATION

Stock Options and Warrants:

	Granted during quarter ended March 31, 2004	Total outstanding at March 31, 2004	Total exercisable at March 31, 2004
Stock Option Plan	438,000	3,658,843	1,896,281
Options issued outside the Stock Option Plan	360,000	360,000	30,000
Warrants	—	1,509,312	884,312
Total	798,000	5,528,155	2,810,593

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the Stock Option Plan, as amended, employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  Options to purchase 438,000 shares were granted during the three months ended March 31, 2004 at a weighted-average price of $0.25 per share, fair market value at the time of the grant.

During 2003, the Company issued 1,180,964 options to purchase common stock at a weighted-average price of $0.07 per share, fair market value at the time of the grant.  Options issued vest proportionately every three months over a three-year period from the date of the grant.

Options Issued Outside the Stock Option Plan

In January 2004, the Company issued 360,000 options to purchase common stock to an employee under Section 4(2) of the Securities Act of 1933, as amended.  The options were issued at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three years and expire in ten years.  As the options were issued at the fair market value, the Company did not record any expense from the options issued, in accordance with APB Opinion No. 25.

Warrants

During 2003, the Company issued to non-employee members of the Board of Directors a total of 1,000,000 warrants to purchase commons stock at a weighted-average price of $0.05 per share, fair market value at the time of the grant.  Warrants issued vest proportionately every three months over a two-year period from the date of the grant.

Information regarding all stock options and warrants issued is as follows:

	Number of Options and Warrants	Weighted- Average Exercise Price
Balances, December 31, 2003	4,780,155	$0.06
Granted	798,000	0.25
Exercised	(50,000)	0.05
Canceled	—	—
Balances, March 31, 2004	5,528,155	$0.08

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options / Warrants Outstanding			Options / Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.03	509,312	1.47	$0.03	509,312	$0.03
$0.03	547,850	8.62	$0.03	228,267	$0.03
$0.05	1,065,000	9.02	$0.05	419,167	$0.05
$0.06	820,964	9.30	$0.06	136,822	$0.06
$0.07	1,427,029	7.61	$0.07	1,427,029	$0.07
$0.08	360,000	9.38	$0.08	59,998	$0.08
$0.25	798,000	9.78	$0.25	30,000	$0.25
$0.03 to $0.25	5,528,155	8.10	$0.08	2,810,593	$0.06

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

The Company’s reportable operating segments include Systems and Services.  The Systems segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions.  The Services segment provides after-sale support for software products, application management and hosting services, programming, maintenance, customization, and consulting services related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

The operating segment data for the three months ended March 31, 2004 and 2003 were as follows:.

	Systems	Services	Total

Three months ended March 31, 2004
Revenues	$523,077	$1,223,490	$1,746,567
Cost of Revenues	17,295	881,290	898,585
Gross Margin	$505,782	$342,200	$847,982

Three months ended March 31, 2003
Revenues	$563,573	$907,207	$1,470,780
Cost of Revenues	8,786	673,885	682,671
Gross Margin	$554,786	$233,323	$788,109

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended March 31, 2004
Revenues	$1,478,021	151,652	116,894	1,746,567
Gross Margin	717,599	73,629	56,754	847,982
Net Loss	(230,151)	(23,615)	(18,202)	(271,968)
Long-lived assets	461,357			461,357

Three months ended March 31, 2003
Revenues	$1,217,808	154,098	98,874	1,470,780
Gross Margin	652,556	82,572	52,981	788,109
Net Loss	(104,529)	(13,227)	(8,487)	(126,243)
Long-lived assets	713,925			713,925

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended March 31, 2004	$151,652	$116,894	$1,469,145

Three months ended March 31, 2003	$154,098	$98,874	$1,208,933

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

General

Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, (“Primal” or the “Company”) deliver software and service solutions that allow CSPs to generate revenue from their IP networks.  Our communications software products and services enable usage-based billing for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.  At the heart of our solutions is Access IM®, our multi-service mediation platform.

We have focused our marketing and product strategy around IP networks.  We believe that the greatest opportunity for growth in sales of both our products and services will be for CSPs who utilize IP networks for multiple services including voice, data, and video.

The primary markets that show signs of growth opportunities for our products and services are cable multiple service operators (“Cable MSO”); rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home (“FTTH”) networks; and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

As in 2003, we continued in the first quarter of 2004 to focus on controlling costs as well as seeking new sales opportunities for our products and services through our direct sales force and our partnerships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive.  Sales opportunities in the United States of America have continued to be limited due to the continued constrained economic conditions experienced by the communications industry although we have begun to see improvements in the marketplace.  While sales opportunities have been available in international markets, such as Asia-Pacific, we have not been able to compete effectively against larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our lack of an international sales presence.

In the first quarter of 2004, we continued to focus on our target markets of Cable MSOs and rural broadband CSPs.  We have been successful in rolling out new services offerings to the market.  We also made enhancements to our products to provide additional value for the customers in our target markets.  We have established relationships with consultants and equipment vendors who are active in the rural broadband market.  We increased our directs sales capabilities by hiring a senior vice president of sales and business development as well as adding other sales staff.  We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows and other activities.  As discussed below, we recorded $244,000 of revenues from these services during the first quarter of 2004.  We anticipate that these services along with our application management and hosting services will become an increasingly important element of our growth during the remainder of 2004.

During the first quarter of 2004, we increased revenue $276,000 to $1.7 million as working capital decreased $399,000.  The increase in revenue was due to an increase in services activity with new and existing customers.  Decrease in working capital was primarily due to a decrease in cash associated with the net loss for the period as we continued to investment in expanding our sales and marketing efforts.

The following discussion and analysis provides information that we believe is relevant for an assessment and understanding of our consolidated financial condition and results of operations.  The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

Results of operations for the three months ended March 31, 2004 and 2003

Statement of Operations Data (in thousands)

	For the three months ended March 31,		Change
	2004	2003	$	%
	(Unaudited)
REVENUES:
System revenue	$523	$564	(41)	(7)%
Service revenue	1,224	907	317	35%
Total revenues	1,747	1,471	276	19%
COST OF REVENUES:
System revenue	17	9	8	89%
Service revenue	881	674	207	31%
Total cost of revenues	899	683	216	32%
GROSS MARGIN	848	788	60	8%
OPERATING EXPENSES:
Research and development	302	185	117	63%
Sales and marketing	383	211	172	82%
General and administrative	398	476	(78)	(16)%
Total operating expenses	1,083	872	211	24%
LOSS FROM OPERATIONS	(235)	(84)	(151)	(179)%
INTEREST AND OTHER EXPENSE, NET	(37)	(40)	(3)	(8)%
LOSS BEFORE INCOME TAXES	(272)	(124)	(148)	(119)%
INCOME TAX PROVISION	—	2	2	100%
NET LOSS	$(272)	$(126)	(146)	(116)%
Supplemental data:
Depreciation and Amortization	$63	$108	(45)	(42)%

Overview

During the first quarter of 2004, revenues have increased $276,000, or 19%, to $1.7 million as compared to $1.5 million for the same period in the prior year.  Despite our increase in revenue, we recorded a net loss and our gross margin declined, when compared to the same period in the prior year, primarily due to increased expenses associated with investments we made in expanding our sales and marketing efforts and our services group, respectively.  Operating expenses increased $211,000, primarily due to the increase in sales staff and marketing expenses, to $1.1 million for the three months ended March 31, 2004 as compared to $872,000 for the same period in prior year.

Revenues

Total revenues increased to $1.7 million for the three months ended March 31, 2004, from $1.5 million for the three months ended March 31, 2003, primarily due to an increase in revenues from application management and hosting services and other new professional services.  Revenue from these services was $244,000 in the first quarter of 2004.

Service revenue increased to $1.2 million, or 70% of total revenues, for the three months ended March 31, 2004, from $907,000 or 62% of revenues, for the same period last year.  The increase was primarily due to an increase in application management and hosting services revenue other and new services.  Revenue from these services attributed to $244,000 in the first quarter of 2004, an increase of $218,000 over the same period in the prior year.  In the first quarter of 2004, we have provided our customers assistance with rolling out new products and services to their target markets and giving them the tools to monitor progress and growth.  In addition, we increased revenue from our application management and hosting services in the first quarter of 2004 over the same period in prior year.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

System revenue decreased $41,000 to $523,000, or 30% of total revenues, for the three months ended March 31, 2004, from $564,000, or 38% of total revenues, for the same period last year, primarily due to a decline in license revenue associated with our legacy billing business.  The impact on revenues from our increased use of alternative licensing and service pricing models is expected to have a greater impact on our revenues in the remainder of 2004, as our customers increase their subscribers and transaction volumes from deploying our products and services into their markets.  In 2003, we increased our efforts to offer a subscription-based recurring payment pricing model for our software licenses and services where the customer pays a monthly fee based on the number of subscribers and/or transaction volumes associated with our products.  Under this subscription-based model, revenue from customers is expected to grow as their subscribers and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

Service revenue is primarily due to applications management and hosting services, maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

In the three months ended March 31, 2004, we had one customer that accounted for greater than 10% of our total revenues in the amount of $1.1 million.  In the same period last year,  we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $154,000, respectively.

Cost of Revenues

Total cost of revenues increased to 51% of total revenues, for the three months ended March 31, 2004, from 46% of total revenues, for the same period last year, primarily due to an increase in cost of service revenue.

Cost of service revenue increased in the first quarter of 2004 as compared to the same period in the prior year primarily because of a higher level of professional services activity.  In addition, certain investments we made in the services group in 2003 have not been fully leveraged and thus we have additional costs that impacted our services revenue margin.  As we continue to grow our services group, we will be able to better leverage these investments and expect to improve our margins in the later part of 2004.  Cost of service revenue includes the costs providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

The cost of system revenue increased to 3% of system revenue for the three months ended March 31, 2004, as compared to 2% in the same period last year.  The increase is primarily due to an increase in hardware and third-party software used during system installations for customers.  Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

Research and development expenses consist primarily of personnel, and related costs associated with our product development efforts.  Research and development expenses increased to 17% of total revenues for the three months ended March 31, 2004 as compared to 13% of total revenues for the same period last year primarily due to the separation of product development and professional services groups resulting in an increase in the average number of full-time equivalent employees performing product development activities in the three months ended March 31, 2004 as compared in the same period last year.  We believe that the two separate groups will better achieve our business objectives for product development and service revenue generation, because our resources will be better aligned to these purposes.

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

Sales and Marketing

The increase in sales and marketing expenses was due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness.  In the first quarter of 2004, we hired a senior vice president of sales and business development and other direct sales staff.  In addition, we have expanded our marketing efforts including attending several trade shows.  The increase in staff and sales and marketing activities resulted in an increase in expenses of $172,000 as compared to same period in prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.

General and Administrative

The 16% decrease in general and administrative expenses in the three months ended March 31, 2004 as compared to the same period last year was primarily due to a decrease in administrative staff. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, human resources and administrative personnel and other general administrative overhead.

Depreciation and amortization expense included in the results of operations decreased to $63,000 for the quarter ended March 31, 2004, as compared to $108,000 for the quarter ended March 31, 2003, as certain assets acquired in 1999 became fully depreciated in 2003.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets, and remained the same over the prior year quarter.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	March 31, 2004	December 31, 2003	Change
			$	%
	(Unaudited)

Cash and cash equivalents	$425	$1,249	(824)	(66)%
Accounts receivable	1,079	640	439	69%
Cash, cash equivalents and accounts receivable	1,504	1,889	(385)	(20)%
Current Assets	1,763	2,078	(315)	(15)%

Accounts payable and accrued expenses	1,000	912	88	10%
Current portion notes payable	412	303	109	36%
Deferred revenue	889	1,002	(113)	(11)%
Current Liabilities	2,301	2,217	84	4%
Working Capital Surplus (Deficit)	(538)	(139)	(399)	(287)%
Long term notes payable	1,471	1,625	(154)	(9)%

Overview

During the three months ended March 31, 2004, as compared to December 31, 2003, working capital decreased by $399,000 primarily due to a decrease in cash associated with the net loss for the period as we continue make investments in sales and marketing to increase our sales efforts and market awareness.  In March 2004, we restructured our note payable to Corsair extending the maturity of the note to December 2006 and increasing our monthly payments to approximately $60,000 beginning in January 2005.  Restructuring the note payable to Corsair relieved us from making a $1.4 million balloon payment at the end of 2004.

Cash and Accounts Receivable

Our cash balance decreased by $824,000 or 66% at March 31, 2004 as compared to December 31, 2003, and our accounts receivable balance increased by $439,000 or 69%.  The timing of significant invoices to and collections from customers at the end or beginning of the periods and our quarterly net loss caused the balance of cash and accounts receivable to fluctuate inversely from December 31, 2003 to March 31, 2004

Working Capital

Our working capital decreased primarily due to the decrease in cash associated with the net loss for the period as we continue make investments in sales and marketing to increase our sales efforts and market awareness.

Cash Flows

Net cash used in operating activities decreased to ($745,000) for the three months ended March 31, 2004, as compared to ($393,000) for the same period last year, primarily due to the net loss for the period due to increased expenses associated with investments we made in expanding our sales and marketing efforts.

Net cash used in investing activities increased to ($31,000) for the three months ended March 31, 2004, as compared to ($3,000) for the same period last year, due to an increase in purchases of property and equipment.

Net cash used in financing activities increased to ($48,000) for the three months ended March 31, 2004, as compared to cash provided by financing activities of $53,000 for the same period last year, primarily as we drew down on our line of credit last year and did not in 2004.  The balance of the line of credit was $100,000 at March 31, 2004.

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

Largest Customer Announces Intention to Merge

In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company.  As of the date of this Quarterly Report, this customer’s contemplated merger has not closed or had any material adverse effect on its business relationship with us.  Based upon conversations with our customer, we do not currently anticipate that its contemplated merger would have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in this customer’s business relationship with us, or if this customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition could be materially and adversely affected.  Our license and services agreement with this customer expires in December 2005 according to its terms, and the accounts receivable balance for this customer at March 31, 2004 was $723,000 of which $374,000 has been collected subsequent to March 31, 2004.

Recently Issued Accounting Pronouncements

We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees.  If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock.  If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $272,000, $126,000, and $279,000 for the three months ended March 31, 2004, 2003 and the year ended December 31, 2003, respectively. We had an accumulated deficit of $12.9 million as of March 31, 2004, and we could incur net losses for the foreseeable future.

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

In 2003, we established a new subscription based recurring license fee software licensing model for new customers that allows them to pay a monthly fee based on the number of subscribers and/or transaction volumes associated with our products as compared to an up-front one-time license fee.  Under this subscription-based recurring payment pricing model, revenue from customers is expected to grow as their subscribers and/or transaction volumes grow and thus, revenue from these customers is expected to be low in the early part of the contracts and higher in later years.  If our new customers do not or are not able to increase the number of subscribers as they expect, our revenues could be lowered than anticipated.

If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer.

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the three months ended March 31, 2004 and 2003, represented approximately 69% and 84%, respectively, of total revenues. One customer individually accounted for 10% or more of our total revenues during the three months ended March 31, 2004 and two customers individually accounted for 10% or more of our total revenues in the same period last year. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products, and related services. Our business will be harmed if our target customers do not adopt and purchase these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our future revenues will also depend on our customers’ licensing software for additional subscribers or for additional event records. Their failure to do so could harm our business.

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

We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 16% and 18% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board which could effect our stockholders’ ability to access trading information about our common stock.

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

Item 3.  Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms.  Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our organization to disclose material information otherwise required to be set forth in our reports.

We do not believe that there has been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds

In January 2004, the Company issued 360,000 options to purchase common stock to an employee under Section 4(2) of the Securities Act of 1933, as amended.  The options were issued at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three years and expire in ten years.  As the options were issued at the fair market value, the Company did not record any expense from the options issued, in accordance with APB Opinion No. 25.

Item 5.  Other Information

In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company.  As of the date of this Quarterly Report, this customer’s contemplated merger has not closed or had any material adverse effect on its business relationship with us.  Based upon conversations with our customer, we do not currently anticipate that its contemplated merger would have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in this customer’s business relationship with us, or if this customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition could be materially and adversely affected.  Our license and services agreement with this customer expires in December 2005 according to its terms, and the accounts receivable balance for this customer at March 31, 2004 was $723,000 of which $374,000 has been collected subsequent to March 31, 2004.

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

10.15

Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002 (filed as Exhibit 10.15 to the Primal 2002 Form 10-KSB and incorporated by reference herein)

10.16

Letter of Intent between Wireless Billing Systems dba Primal Billing Solutions and Lightbridge, Inc. regarding amendment of Amended Note Payable in favor of Corsair Communications, Inc., dated December 18, 2002 (filed as Exhibit 10.16 to the Primal 2002 Form 10-KSB and incorporated by reference herein)

10.17

2004 Amended and Restated Promissory Note, dated March 27, 2004, amending the 2002 Amended and Restated Promissory Note Payable of Primal Solutions, Inc. in favor of Corsair Communications, Inc. (filed as Exhibit 10.17 to the Primal 2003 Form 10-KSB and incorporated by reference herein)

10.17a	Confirmation of Guaranty by Primal Solutions, Inc. of 2004 Amended Note amending 2002 Amended Note (filed as Exhibit 10.17a to the Primal 2003 Form 10-KSB and incorporated by reference herein)

16.1	Letter on Change in Certifying Accountant (filed as Exhibit 16.1 to the Primal Form 8-K filed on April 24, 2003 and incorporated by reference herein)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

99.1

Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-60298) (“Primal Form S-8”) and incorporated by reference herein)

99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

* Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.
(Registrant)

May 17, 2004	/s/ Joseph R. Simrell
Joseph R. Simrell

Chief Executive Officer and President

May 17, 2004	/s/ Todd R. Taylor
Todd R. Taylor

Chief Financial Officer
and Vice President Finance and Administration