Form 10QSB
period 2004-06-30
PRIMAL SOLUTIONS INC
filed 2004-08-16
CIK 1124217

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 16, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal quarter ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No. 000-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4170318 (I.R.S. Employer Identification No.)

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

        Yes ☒        No ☐

        Number of shares outstanding as of the close of business on August 1, 2004:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	35,830,177

        Transitional Small Business Disclosure Format (Check one): Yes ☐        No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,672,238	$1,249,237
Accounts receivable, net of allowance for doubtful accounts of none (2004 and 2003)	452,848	639,761
Prepaid expenses and other current assets	213,736	189,475

Total current assets	4,338,822	2,078,473
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,245,647 (2004) and $1,125,914 (2003)	534,933	493,407
GOODWILL	592,540	592,540
OTHER ASSETS	90,538	79,633

	$5,556,833	$3,244,053

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,465,528	$911,560
Deferred revenue	887,337	1,001,773
Current portion of notes payable	472,998	303,173

Total current liabilities	2,825,863	2,216,506
NOTES PAYABLE, less current portion	1,111,875	1,622,116
Other non-current liabilities	3,210	3,210

Total liabilities	3,940,948	3,841,832
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 35,830,177 and 20,968,083 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	358,302	209,681
Additional paid-in capital	13,362,056	11,863,413
Warrants (Note 4)	1,199,000	—
Accumulated deficit	(13,303,473)	(12,670,873)

Net stockholders' equity (deficit)	1,615,885	(597,779)

	$5,556,833	$3,244,053

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
System revenue	$527,019	$705,813	$1,050,096	$1,269,386
Service revenue	1,310,451	834,732	2,533,941	1,741,939

Total revenues	1,837,470	1,540,545	3,584,037	3,011,325
COST OF REVENUES:
Cost of systems	891	147,397	18,186	156,183
Cost of services	895,440	519,470	1,776,730	1,193,355

Total cost of revenues	896,331	666,867	1,794,916	1,349,538

GROSS MARGIN	941,139	873,678	1,789,121	1,661,787
OPERATING EXPENSES:
Research and development	345,760	309,602	647,388	494,172
Sales and marketing	459,998	293,422	843,214	504,263
General and administrative	459,606	432,948	857,373	909,816

Total operating expenses	1,265,364	1,035,972	2,347,975	1,908,251

LOSS FROM OPERATIONS	(324,225)	(162,294)	(558,854)	(246,464)
INTEREST AND OTHER EXPENSE, net	(36,408)	(39,683)	(73,746)	(80,156)

LOSS BEFORE INCOME TAX PROVISION	(360,633)	(201,977)	(632,600)	(326,620)
INCOME TAX PROVISION	—	—	—	1,600

NET LOSS	$(360,633)	$(201,977)	$(632,600)	$(328,220)

Basic net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted-average basic common shares outstanding	23,629,287	20,131,212	22,318,465	20,131,212
Weighted-average diluted common shares outstanding	23,629,287	20,131,212	22,318,465	20,131,212

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,600)	$(328,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,733	197,676
Provision for doubtful accounts	—	7,937
Loss on disposal of assets	—	2,831
Changes in operating assets and liabilities:
Accounts receivable	186,913	251,542
Prepaid expenses and other current assets	(24,261)	(50,466)
Accounts payable and other accrued liabilities	553,968	160,920
Increase in non-current accrued interest payable	11,461	10,491
Deferred revenue	(114,436)	132,321
Other non-current assets and liabilities	(10,904)	3,210

Net cash provided by operating activities	89,874	388,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,260)	(11,969)
Proceeds from sales of property and equipment	—	605

Net cash used in investing activities	(161,260)	(11,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,846,264	—
Proceeds from notes payable	—	100,000
Payments on notes payable	(351,877)	(95,031)
Payments on capital lease obligations	—	(567)

Net cash provided by financing activities	2,494,387	4,402

NET INCREASE IN CASH EQUIVALENTS	$2,423,001	$381,280
CASH AND CASH EQUIVALENTS, beginning of period	1,249,237	1,183,322

CASH AND CASH EQUIVALENTS, end of period	$3,672,238	$1,564,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$65,301	$71,841

Taxes	$15,000	$1,600

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems ("Primal" or the "Company") as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six- month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        Accounting for Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to account for employee stock-based transactions under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements.. See the table below for the pro forma effect of using the fair value method of accounting for stock options.

        At June 30, 2004, the Company had one stock-based employee compensation plan, which is described in Note 4. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(360,633)	$(201,977)	$(632,600)	$(328,220)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,180)	(14,131)	(32,912)	(24,135)

Pro Forma net loss	$(374,813)	$(216,108)	$(665,512)	$(352,355)

Net loss per share:
Basic and Diluted—as reported	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Basic and Diluted—pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.02)

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: expected volatility of 200% and 162%, respectively; risk-free interest rate of 3.50% and 4.00%, respectively; no expected dividend yield and a weighted-average contractual life of 10 years.

        Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging telecommunications carriers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at June 30, 2004 and June 30, 2003 are primarily due from the major customers indicated below.

        In the three months ended June 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company's total revenues in the amount of $1.1 million and $248,000. In the three months ended June 30, 2003, the Company had two customers that accounted for greater than approximately 10% of the Company's total revenues in the amount of $1.2 million and $152,000. In the six months ended June 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company's total revenues in the amount of $2.1 million and $383,000. In the six months ended June 30, 2003, the Company had two customers that accounted for greater than 10% of the Company's total revenues in the amount of $2.3 million and $306,000.

        Net Loss Per Share—The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

        The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic loss per share—
Net loss available to stockholders	$(360,633)	$(201,977)	$(632,600)	$(328,220)

Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	23,629,287	20,131,212	22,318,465	20,131,212
Net effect of dilutive stock options	—	—	—	—

Weighted average common equivalent shares	23,629,287	20,131,212	22,318,465	20,131,212

Net loss per share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	(0.02)

        Not included in the above table are the dilutive effects of options and warrants to purchase 3,585,484 and 249,000 shares of common stock for the three months ended June 30, 2004 and 2003, respectively, and 3,172,919 and 304,000 shares of common stock for the six months ended June 30, 2004 and 2003, respectively, because their effects were antidilutive.

2.     NOTES PAYABLE

        The following table represents principal balances due under the notes payable:

	Current	Non current	Total
June 30, 2004:
Corsair Communications, Inc.	$364,645	850,172	1,214,817
Spieker Properties, L.P.	—	261,703	261,703
Sunwest Bank	108,353	—	108,353

Total	$472,998	1,111,875	1,584,873

December 31, 2003:
Corsair Communications, Inc.	$182,256	1,371,874	1,554,130
Spieker Properties, L.P.	—	250,242	250,242
Sunwest Bank	120,917	—	120,917

Total	$303,173	1,622,116	1,925,289

  Note Payable to Corsair Communications, Inc.

        In June 2004, the Company made an accelerated principal payment of $250,000 as result of the closing of the Private Placement in accordance with the note agreement.

        In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006 and converted the note to fully-amortizing payments of approximately $50,000 per month beginning January 2005 with an interest rate of 8%. At June 30, 2004 the balance of the note was $1.2 million.

  Note Payable to Spieker Properties, L.P.

        In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007. At June 30, 2004 the balance of the note was $261,703.

  Note Payable to Sunwest Bank

        In May 2002, the Company entered into two loan agreements with Sunwest Bank. One loan agreement is structured as an equipment line of credit facility for $100,000. The second loan agreement is structured as a $100,000 operating line of credit. Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% (6.50%, at June 30, 2004) and due in October 2004, and any borrowings under the operating line of credit were to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.00% with a floor rate of 6.50% (6.50%, at June 30, 2004). On March 15, 2004, the maturity date of the operating line of credit was extended to August 2004 from April 2004. The loan agreement does not include any specific financial covenants that the Company is required to meet; however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company's financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

        In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment. At June 30, 2004, the balance of the equipment line of credit was $8,353.

        In February 2003, the Company drew down $100,000 on the operating line of credit to finance a portion of the annual premium for an insurance policy. At June 30, 2004, the balance of the operating line of credit was $100,000

3.     COMMITMENTS AND CONTINGENCIES

        The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

        The Company has made guarantees and indemnities, under which it may be required to make payments to a third-party, in relation to certain transactions. In connection with the sales or licensing of its products, the Company provides intellectual property indemnities to its customers. Guarantees and indemnities to customers in connection with product sales or licensing generally are subject to limits based on the amount of the related product sales or licensing. The Company also indemnifies its directors and officers to the maximum extent permitted under applicable law in effect. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnification in its financial statements.

4.     STOCK-BASED COMPENSATION

  Stock Options and Warrants:

	Granted during quarter ended June 30, 2004	Total outstanding at June 30, 2004	Total exercisable at June 30, 2004
Stock Option Plan	—	3,640,843	2,063,027
Options issued outside the Stock Option Plan	—	360,000	59,998
Warrants	—	1,000,000	1,000,000
Warrants pursuant to private placement	7,794,567	7,794,567	7,794,567

Total	7,794,567	12,795,410	10,917,592

  2001 Flexible Incentive Plan

        In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the "Stock Option Plan") and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company's Stock Option Plan, as amended. Under the terms of the Stock Option Plan, as amended, employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. Options to purchase 438,000 shares were granted during the six months ended June 30, 2004 at a weighted-average price of $0.25 per share, fair market value at the time of the grant. At June 30, 2004, options to purchase 2,063,028 shares of common stock were exercisable under the Stock Option Plan.

        During 2003, the Company issued 1,180,964 options to purchase common stock at a weighted-average price of $0.07 per share, fair market value at the time of the grant. Options issued vest proportionately every three months over a three-year period from the date of the grant.

  Options Issued Outside the Stock Option Plan

        In January 2004, the Company issued 360,000 options to purchase common stock to an officer of the Company. The options were issued at an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest over three years and expire in ten years. As the options were issued at the fair market value, the Company did not record any expense from the options issued, in accordance with APB Opinion No. 25.

  Warrants

        In June 2004, pursuant to the Private Placement, the Company issued warrants to purchase 7,142,393 shares of the Company's common stock to the Institutional Investors and the Accredited Investors (Note 5). The warrants had an estimated fair value of $1,776,000 based on the Black-Scholes valuation model. In addition, the Company issued warrants to purchase 652,174 shares of the Company's common stock to its investment banking firm for services rendered with an weighted-average exercise price of $0.25 expiring June 2009. The estimated fair value of the investment banking warrants were $163,000 based on the Black-Scholes valuation model.

        In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 5). Such amount is presented in the "Warrants" line item on the Company's June 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

        During 2003, the Company issued to non-employee members of the Board of Directors a total of 1,000,000 warrants to purchase commons stock at a price of $0.05 per share, fair market value at the time of the grants. Warrants issued initially vested proportionately every three months over a two-year period from the date of the grant. As a result of the Private Placement, the warrants have fully vested.

        Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2003	4,780,155	$0.06
Granted	8,592,567	0.27
Exercised	(577,312)	0.03
Canceled	—	—

Balances, June 30, 2004	12,795,410	$0.20

        The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03	547,850	8.37	$0.03	273,925	$0.03
$0.05	1,065,000	8.83	$0.05	1,048,333	$0.05
$0.06	820,964	8.97	$0.06	205,241	$0.06
$0.07	1,409,029	7.36	$0.07	1,409,029	$0.07
$0.08	360,000	9.13	$0.08	90,000	$0.08
$0.23	434,782	4.98	$0.23	434,782	$0.23
$0.25	798,000	9.53	$0.25	96,497	$0.25
$0.28	7,359,785	4.98	$0.28	7,359,785	$0.28

$0.03 to $0.28	12,795,410	6.36	$0.20	10,917,592	$0.22

5.     PRIVATE PLACEMENT

        On June 15, 2004, the Company completed a private placement of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the "Special Situations Funds" or the "Institutional Investors"). In connection with the private placement, the Company also sold shares of its common stock and warrants to other accredited investors ("Accredited Investors"), including but not limited to each member of the Company's Board of Directors, Chief Executive Officer, and Chief Financial Officer. (Those Accredited Investors who are members of the Company's management are hereafter referred to as "Management Accredited Investors," and those accredited investors who are not members of the Company's management are hereafter referred to as "Non-Management Accredited Investors.") Pursuant to the private placement with the Institutional Investors and the Accredited Investors (the "Private Placement"), the Company issued an aggregate of 14,284,782 shares of its common stock (the "Shares") and warrants to purchase 7,142,393 shares of the Company's common stock (the "Warrants"; together with the Shares, the "Private Placement Securities") for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as "Warrant Shares."

        Investors received a Warrant to purchase one share of common stock for each two Shares purchased. The effective price in the Private Placement was $0.23 for each unit. The Warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds bringing the total gross proceeds of the Private Placement to approximately $5.3 million upon full exercise of the Warrants. There can be no assurance that any or all of the Warrants will be exercised.

        In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants. Such amount is presented in the "Warrants" line item on the Company's June 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described in Note 4.

        Pursuant to the Private Placement purchase agreement ("Purchase Agreement"), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors. The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period. Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, a "resale" registration statement with the Securities and Exchange Commission ("SEC"), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors. The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company's Board of Directors, Chief Executive Officer, and Chief Financial Officer. Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company's common stock exercisable at $0.28 per share for five years. Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company's common stock exercisable at $0.28 per share for five years.

        In connection therewith, the Non-Management Accredited Investors entered into the Institutional Investor Agreements. The Company and each of the Management Accredited Investors executed a Purchase Agreement and a Registration Rights Agreement, and the Company issued Warrants on terms no more favorable than as offered to the Institutional Investors. Additionally, each of the Management Accredited Investors was required by the Institutional Investors to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of the Company's common stock owned by such person as set forth in the Lock-Up Agreement.

  Registration Rights Agreements

        Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

  •
  The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC on July 30, 2004, to enable shares to be resold thereunder. If such registration statement had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement is not filed ("Liquidated Damages").

  •
  Upon demand by any investor and upon any change in the price of the Warrants such that additional shares of common stock become issuable upon the exercise of the Warrants ("Additional Shares"), the Company is obligated to file a registration statement on Form SB-2 covering the resale of the Additional Shares. If the Company does not file such registration statement within five days of an investor's demand, the Company will pay Liquidated Damages to each investor.

  •
  Within ten days of the Company becoming eligible to use a registration statement on Form S-3, the Company is obligated to file a registration statement on Form S-3. If such registration statement is not filed with the SEC on or before such time, the Company will pay Liquidated Damages to each investor.

        If the registration statement filed with the SEC on July 30, 2004 in not declared effective by the SEC by September 13, 2004 (October 13, 2004 if the SEC reviews the registration statement) or if any other required registration statement covering Additional Shares is not declared effective by the SEC within 90 days of the time it is required to be filed pursuant to the Registration Rights Agreement (120 days if the SEC reviews the registration statement), the Company will pay Liquidated Damages to each investor. Further, the Company will use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k).

        Further, the Company will use reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

        All expenses of filing and causing each such registration statement to become and remain effective shall be borne by the Company.

        The Company granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

  Warrants

        The Company issued to the Institutional Investors and the Non-Management Accredited Investors Warrants that may be exercised at a price of $0.28 per share, subject to certain ant-dilutive adjustments. The Warrants expire on June 15, 2009. The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equal or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement has been declared effective by the SEC.

        Warrant holders do not have any of the rights or privileges of the Company's stockholders, including voting rights, prior to exercise of the Warrants. The Company has reserved sufficient shares of authorized common stock to cover the issuance of common stock subject to the Warrants.

        The Warrants issued to the Management Accredited Investors contain terms that no more favorable than those described above.

  Lock-up Agreements

        Pursuant to the terms of the Lock-Up Agreement, each of the Management Accredited Investors has agreed that e will not sell any shares of the Company's common stock, any options or warrants to acquire the Company's common stock, or any securities convertible into its common stock, whether now owned or hereafter acquired, before the earliest of:

  •
  December 15, 2005 (18 months from the closing of the Private Placement);

  •
  the end of a period of 20 consecutive trading days, which period commences December 15, 2004 (after the six-month anniversary of the closing), for which the closing bid price of a share of the Company's common stock as reported on Bloomberg equals or exceeds $0.60;

  •
  the date on which the Institutional Investors no longer beneficially own in the aggregate at least 50% of shares of common stock (including shares underlying the Warrants) issued to the Institutional Investors pursuant to the Private Placement;

  •
  the completion by the Company of an underwritten public offering of shares of its common stock for the account of the Company;

  •
  a "Change in Control" as defined in the Lock-Up Agreement; or

  •
  the termination of such respective selling stockholder's employment with the Company other than for cause (as such term is defined below) (the earliest of such dates, the "Restricted Period").

        Notwithstanding the foregoing, subject to applicable law and any policies or procedures regarding the sale of stock by affiliates of the Company, during the Restricted Period, Messers. Joseph Simrell, John Faltys, and David Haynes each may sell his shares for aggregate gross proceeds not to exceed $100,000 if such selling stockholder first gives the Institutional Investors at least five business days' prior written notice of any proposed sale and shall sell such shares to the Institutional Investors at such prevailing market prices if the Institutional Investors so elect.

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

        The Company's reportable operating segments include Systems and Services. The Systems segment develops and markets the Company's integrated suite of client/server and browser-based software solutions. The Services segment provides after-sale support for software products, programming, maintenance, customization, and consulting services related to the Company's products and a variety of software languages and platforms.

        The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

        The operating segment data for the three and six months ended June 30, 2004 and 2003 were as follows:

	Systems	Services	Total
Three months ended June 30, 2004
Revenues	$527,019	$1,310,451	$1,837,470
Cost of Revenues	891	895,440	896,331

Gross Profit	$526,128	$415,011	$941,139

Three months ended June 30, 2003
Revenues	$705,813	$834,732	$1,540,545
Cost of Revenues	147,397	519,470	666,867

Gross Profit	$558,416	$315,262	$873,678

Six months ended June 30, 2004
Revenues	$1,050,096	$2,533,941	$3,584,037
Cost of Revenues	18,186	1,776,730	1,794,916

Gross Profit	$1,031,910	$757,211	$1,789,121

Six months ended June 30, 2003
Revenues	$1,269,386	$1,741,939	$3,011,325
Cost of Revenues	156,183	1,193,355	1,349,538

Gross Profit	$1,113,203	$548,584	$1,661,787

        Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia/ Pacific	Europe	Total
Three months ended June 30, 2004
Revenues	$1,573,687	$151,652	$112,131	$1,837,470
Gross Profit	806,031	77,675	57,433	941,139
Net loss	(308,861)	(29,765)	(22,007)	(360,633)
Property and equipment, net	534,933	—	—	534,933
Three months ended June 30, 2003
Revenues	$1,294,405	$151,652	$94,488	$1,540,545
Gross Profit	734,087	86,005	53,586	873,678
Net loss	(169,706)	(19,883)	(12,388)	(201,977)
Property and equipment, net	632,870	—	—	632,870
Six months ended June 30, 2004
Revenues	$3,051,707	$303,305	$229,025	$3,584,037
Gross Profit	1,523,387	151,407	114,327	1,789,121
Net loss	(538,642)	(53,534)	(40,424)	(632,600)
Property and equipment, net	534,933	—	—	534,933
Six months ended June 30, 2003
Revenues	$2,512,213	$305,750	$193,362	$3,011,325
Gross Profit	1,386,354	168,727	106,706	1,661,787
Net loss	(273,819)	(33,325)	(21,076)	(328,220)
Property and equipment, net	632,870	—	—	632,870

        Revenues from significant countries were as follows:

	Australia	United Kingdom	United States
Three months ended June 30, 2004	$151,652	$112,131	$1,564,812
Three months ended June 30, 2003	151,652	94,488	1,285,529
Six months ended June 30, 2004	303,305	229,025	3,033,957
Six months ended June 30, 2003	305,750	193,362	2,494,462

Item 2. Management's Discussion and Analysis

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

General

        Primal Solutions, Inc., and its subsidiary Wireless Billing Systems, ("Primal" or the "Company") deliver software and service solutions that allow communications service providers ("CSPs") to generate revenue from their internet protocol networks ("IP networks"). Our communications software products and services enable usage-based billing and customer usage management for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.

        We have focused our marketing and product strategy around IP networks. We believe that the greatest opportunity for growth in sales of both our products and services will be for CSPs who utilize IP networks for multiple services including voice, data, and video. Our IP mediation system, Access IM®, our event rating system, Connect RTR™, our integrated mediation, rating and web presentation system, Connect IXC™, and our customer care and billing system, Connect CCB® form the foundation for the solutions we provide to customers.

        We believe the primary markets that show signs of growth opportunities for our products and services are cable multiple service operators ("Cable MSO"); rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home ("FTTH") networks (collectively referred to as "Rural Broadband CSPs"); and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

        In 2004, we have begun to expand our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers. The markets for these products have been and continue to be very competitive. Sales opportunities in the United States of America have continued to be limited due to the constrained economic conditions recently experienced by the communications industry although we have begun to see improvements in the marketplace. While we believe there is a good opportunity to sell or license our solutions to Rural Broadband CSPs, the sales cycle in this market can be six months or longer because Rural Broadband CSPs are frequently publicly owned utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers. While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.

        In the second quarter of 2004, we continued to focus on our target markets of Cable MSOs and Rural Broadband CSPs. We have been successful in providing new products and services to these markets, including entering into a multi-year agreement with a rural municipality to deploy its operation support systems on a "next generation" network to support voice, video and data services on the same network ("triple play"). We also completed new releases of some of our products to provide additional value for the customers in our target markets. These releases include a workforce management module for Connect CCB; enhanced revenue assurance reporting for Access IM; and enhanced capabilities in Connect IXC that enables usage management and billing for high speed network data services such as cable modem services. We have expanded the number of our co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in these markets We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows, industry organizations and other activities. As discussed below, we recorded $302,000 of revenues from new services during the second quarter of 2004. We anticipate that these services will become an increasingly important element of our growth during the remainder of 2004 as we provide services such as customer usage analytics, consulting for network usage management, and application management services as described in more detail below.

        As discussed elsewhere in this Report, we closed our Private Placement during June 2004 resulting in total gross cash proceeds of $3.3 million.

        The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's condensed consolidated financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included elsewhere in this Report and those in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. That Annual Report includes our audited consolidated financial statements for our fiscal year ended December 31, 2003.

Results of operations for the three months ended June 30, 2004 and 2003

Statement of Operations Data (in thousands)

	For the three months ended June 30,		Change
	2004	2003	$	%
	(Unaudited)
REVENUES:
System revenue	$527	$706	(179)	(25)%
Service revenue	1,310	834	476	57%

Total revenues	1,837	1,540	297	19%
COST OF REVENUES:
System revenue	1	147	(146)	(99)%
Service revenue	895	519	376	72%

Total cost of revenues	896	666	230	35%

GROSS MARGIN	941	874	67	8%
OPERATING EXPENSES:
Research and development	346	310	36	12%
Sales and marketing	460	293	167	57%
General and administrative	459	433	26	6%

Total operating expenses	1,265	1,036	229	22%

LOSS FROM OPERATIONS	(324)	(162)	(162)	(100)%
INTEREST AND OTHER EXPENSE, NET	(36)	(40)	(4)	(10)%

LOSS BEFORE INCOME TAXES	(360)	(202)	(158)	(78)%
INCOME TAX PROVISION	—	—	—	—%

NET LOSS	$(360)	$(202)	(158)	(78)%

Supplemental data:
Depreciation and Amortization	$57	$89	(32)	(36)%

Overview

        During the second quarter of 2004, revenues increased by $297,000 or 19%, to $1.8 million as compared to $1.5 million for the same period in the prior year. Despite our increase in revenue, we recorded a net loss and our gross margin percentage declined, when compared to the same period in the prior year, primarily due to increased expenses associated with expanding our sales and marketing efforts and our services group, respectively. Operating expenses increased by $229,000, primarily due to the increase in sales staff and marketing expenses, to $1.3 million for the three months ended June 30, 2004, as compared to $1.0 million for the same period in the prior year.

Revenues

        Total revenues increased to $1.8 million for the three months ended June 30, 2004, from $1.5 million for the three months ended June 30, 2003, primarily due to an increase in revenues from application management and hosting services and other new professional services. Revenue from these services was $302,000 in the second quarter of 2004.

        Service revenue increased to $1.3 million, or 71% of total revenues, for the three months ended June 30, 2004, from $834,000 or 57% of revenues, for the same period last year. The increase was primarily due to an increase in application management and hosting services revenue, customer usage analytics services, and other new services. Revenue from these services attributed to $302,000 in the second quarter of 2004, an increase of $285,000 over the same period in the prior year. In the second quarter of 2004, we continued to provide our customers assistance with rolling out their new products and services to their target markets, and giving them the tools to monitor progress and growth. In addition, we increased revenue from our application management and hosting services in the second quarter of 2004 over the same period in prior year as a result of greater demand from our customers. We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

        System revenue decreased by $179,000 to $527,000, or 25% of total revenues, for the three months ended June 30, 2004, from $706,000, or 46% of total revenues, for the same period last year, primarily due to a decline in the sale of third-party software and hardware to new and existing customers. The revenue from the sale of third-party software and hardware decreased to $9,000 in the second quarter of 2004 as compared to $164,000 for the same period in the prior year. As we sell or license more solutions to our target customers, we expect to see an increase in system revenue, but not necessarily a proportionate increase in third-party software and hardware sales. In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

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

        System revenue consist of software license fees charged to our customers for their use of our software. Software license fees include one-time and recurring license charges, and license upgrade charges. Under our subscription-based model, monthly software license fees are volume sensitive and generally are based on the number of subscribers. System revenue also includes revenue associated with sales of third-party software or hardware.

        In the three months ended June 30, 2004, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $248,000. In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.2 million and $152,000.

Cost of Revenues

        Total cost of revenues increased to $896,000, or 49% of total revenues, for the three months ended June 30, 2004, from $666,000, or 43% of total revenues, for the same period last year, primarily due to an increase in cost of service revenue.

        Cost of service revenue increased in the second quarter of 2004 as compared to the same period in the prior year primarily because of a higher level of professional services activity caused greater demand from our customers. In addition, certain investments we made in our services group in 2003 have not been fully leveraged as of the second quarter 2004 and thus, these additional costs continue to impact our services revenue margin. As we continue to grow our services group, we anticipate that we will be able to better leverage these investments and expect to improve our margins in future quarters. Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

        The cost of system revenue decreased to $1,000 for the three months ended June 30, 2004, as compared to $147,000 in the same period last year. The decrease is primarily due to a decrease in the sale of third-party software and hardware as discussed above. Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

        Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased slightly to $346,000, or 19% of total revenues, in the second quarter of 2004 as compared to $310,000, or 20% of total revenues, in the same period in the prior year primarily due to the separation of product development and professional services groups resulting in an increase in the average number of full-time equivalent employees performing product development activities in the three months ended June 30, 2004 as compared in the same period last year. We believe that the two separate groups will better achieve our business objectives for product development and service revenue generation, because our resources will be better aligned to these purposes..

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

Sales and Marketing

        The increase in sales and marketing expenses was due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness. In the first quarter of 2004, we hired a senior vice president of sales and business development, and in the second quarter we continued to add direct sales staff. In addition, we have expanded our marketing efforts including attending several trade shows. The increase in staff and sales and marketing activities resulted in an increase in expenses of $167,000 as compared to same period in prior year. We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.

General and Administrative

        General and administrative expenses increased to $459,000 or 25% of total revenues for the three months ended June 30, 2004, from $433,000, or 28% of total revenues for the three months ended June 30, 2003 primarily due to an increase in information technology costs. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

        Depreciation and amortization expense included in the results of operations decreased to $57,000 for the three months ended June 30, 2004, as compared to $89,000 for the three months ended June 30, 2003 as certain assets acquired in 1999 became fully depreciated in 2003.

Interest and Other Expense, Net

        Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets and remained the same over the prior year quarter.

Results of operations for the six months ended June 30, 2004 and 2003

Statement of Operations Data (in thousands)

	For the six months ended June 30,		Change
	2004	2003	$	%
	(Unaudited)
REVENUES:
System revenue	$1,050	$1,269	(219)	(17)%
Service revenue	2,534	1,742	792	46%

Total revenues	3,584	3,011	573	19%
COST OF REVENUES:
System revenue	18	156	(138)	(88)%
Service revenue	1,777	1,193	584	49%

Total cost of revenues	1,795	1,349	446	33%

GROSS MARGIN	1,789	1,662	127	8%
OPERATING EXPENSES:
Research and development	647	494	153	31%
Sales and marketing	843	504	339	67%
General and administrative	858	910	(52)	(6)%

Total operating expenses	2,348	1,908	440	23%

LOSS FROM OPERATIONS	(559)	(246)	(313)	(127)%
INTEREST AND OTHER EXPENSE, NET	(74)	(80)	6	8%

LOSS BEFORE INCOME TAXES	(633)	(326)	(307)	(94)%
INCOME TAX PROVISION	—	2	(2)	(100)%

NET LOSS	$(633)	$(328)	(305)	(93)%

Supplemental data:
Depreciation and Amortization	$120	$198	(78)	(39)%

Overview

        During the six months ended June 2004, revenues have increased by $573,000, or 19%, to $3.6 million as compared to $3.0 million for the same period in the prior year. Despite our increase in revenue, we recorded a net loss and our gross margin declined, when compared to the same period in the prior year, primarily due to increased expenses associated with expanding our sales and marketing efforts and our services group, respectively. Operating expenses increased by $440,000, or 23%, primarily due to the increase in sales staff and marketing expenses, to $2.3 million for the six months ended June 30, 2004, as compared to $1.9 million for the same period in the prior year.

Revenues

        Total revenues increased to $3.6 million for the six months ended June 30, 2004, from $3.0 million for the six months ended June 30, 2003, primarily due to an increase in revenues from application management and hosting services and other new professional services. Revenue from these services was $534,000 in the six months ended June 30, 2004.

        Service revenue increased to $2.5 million, or 71% of total revenues, for the six months ended June 30, 2004, from $1.7 million or 58% of revenues, for the same period last year. The increase was primarily due to an increase in application management and hosting services revenue, customer usage analytics services, and other new services. Revenue from these services attributed to $534,000 in the six months ended June 30, 2004, an increase of $509,000 over the same period in the prior year. In the first six months of 2004, we provided our customers assistance with rolling out new products and services to their target markets, and giving them the tools to monitor progress and growth. In addition, we increased revenue from our application management and hosting services in the first six months of 2004 over the same period in prior year as a result of greater demand from our customers. We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

        System revenue decreased by $219,000 to $1.1 million, or 29% of total revenues, for the six months ended June 30, 2004, from $1.3 million or 42% of total revenues, for the same period last year, primarily due to a decline in the sale of third-party software and hardware to new and existing customers. The revenue from the sale of third-party software and hardware decreased to $24,000 in the second quarter of 2004 as compared to $192,000 for the same period in the prior year. As we sell or license more solutions to our target customers, we expect to see an increase in system revenue, but not necessarily a proportionate increase in third-party software and hardware sales. In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

        Service revenue is primarily due to applications management and hosting services, customer usage analytics services, maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts. In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution which has been licensed, the complexity of the customer's information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

        In the six months ended June 30, 2004, we had two customer that accounted for greater than 10% of our total revenues in the amount of $2.1 million and $383,000. In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $2.3 million and $306,000.

Cost of Revenues

        Total cost of revenues increased to $1.8 million or 50% of total revenues, for the six months ended June 30, 2004, from $1.4 million or 40% of total revenues, for the same period last year, primarily due to an increase in cost of service revenue.

        Cost of service revenue increased in the six months ended June 30, 2004 as compared to the same period in the prior year primarily because of a higher level of professional services activity caused by greater demand from our customers. In addition, certain investments we made in the services group in 2003 have not been fully leveraged as of the second quarter 2004 and thus, these additional costs continue to impact our services revenue margin. As we continue to grow our services group, we anticipate that we will be able to better leverage these investments and expect to improve our margins in future quarters. Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

        The cost of system revenue decreased to 2% of system revenue for the six months ended June 30, 2004, as compared to 12% in the same period last year. The decrease is primarily due to a decrease in the sale of third-party software and hardware as discussed above. Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

        Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $647,000 in the six months ended June 30, 2004 as compared to $494,000 in the same period in the prior year. The increase was primarily due to the separation of product development and professional services groups resulting in an increase in the average number of full-time equivalent employees performing product development activities in the six months ended June 30, 2004, as compared in the same period last year. We believe that the two separate groups will better achieve our business objectives for product development and service revenue generation, because our resources will be better aligned to these purposes.

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

Sales and Marketing

        The increase in sales and marketing expenses was due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness. In the six months ended June 30, 2004, we hired a senior vice president of sales and business development, and other direct sales staff. In addition, we have expanded our marketing efforts including attending several trade shows. The increase in staff and sales and marketing activities resulted in an increase in expenses of $339,000 as compared to same period in prior year. We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the cost of trade shows, seminars, promotional materials and other sales and marketing programs.

General and Administrative

        General and administrative expenses decreased to $858,000 or 24% of total revenues for the six months ended June 30, 2004, from $909,000, or 30% of total revenues for the six months ended June 30, 2003 primarily due to a decrease in administration staff costs. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

        Depreciation and amortization expense included in the results of operations decreased to $120,000 for the six months ended June 30, 2004, as compared to $198,000 for the six months ended June 30, 2003 as certain assets acquired in 1999 became fully depreciated in 2003.

Interest and Other Expense, Net

        Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets and remained the same over the prior year same period.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

			Change
	June 30, 2004	December 31, 2003
			$	%
	(Unaudited)
Cash and cash equivalents	$3,672	$1,249	2,423	194%
Accounts receivable	453	640	(187)	(29)%

Cash, cash equivalents and accounts receivable	4,125	1,889	2,236	118%

Current Assets	4,339	2,078	2,261	109%
Accounts payable and accrued expenses	1,466	912	554	61%
Current portion notes payable	473	303	170	56%
Deferred revenue	887	1,002	(115)	(11)%

Current Liabilities	2,826	2,217	609	27%
Working Capital	1,513	(139)	1,652	1,188%
Long term notes payable	1,112	1,625	(513)	(32)%

Overview

        As of June 30, 2004, working capital increased by $1.7 million, to $1.5 million, as compared to December 31, 2003, primarily due to an increase in cash associated our Private Placement. This also resulted in an increase in accounts payable and accrued expenses as we recorded an accrual for unpaid Private Placement offering costs of approximately $300,000. We also made an accelerated principal payment of $250,000 on the note payable to Corsair Communications, Inc. ("Corsair") reducing balance of the note payable to $1.2 million at June 30, 2004. In the first quarter of 2004, we restructured the same note payable to Corsair extending the maturity of the note from December 2004 to December 2006 and increasing our monthly payments from approximately $25,000 to approximately $50,000 beginning in January 2005. Restructuring the note payable to Corsair relieved us from paying off the note at the end of 2004.

Cash and Accounts Receivable

        Our cash balance increased by $2.4 million or 194% as of June 30, 2004, as compared to December 31, 2003, primarily due to the closing of our Private Placement. Our accounts receivable balance decreased by $187,000 or 29% due to the timing of significant invoices to and collections from customers at the end or beginning of the periods.

Working Capital

        Our working capital increased primarily due to the increase in cash associated with the closing of our Private Placement. Current liabilities increased primarily due to an increase in accounts payable and accrued liabilities due an accrual of approximately $300,000 for private offering costs incurred but not paid at June 30, 2004. Also, the increase in current liabilities was due to an increase in the current portion of notes payable as a result of the restructure of the Corsair note in March 2004 which increases the monthly payment as discussed above.

Cash Flows

        Net cash provided by operating activities decreased to $90,000 for the six months ended June 30, 2004, as compared to $388,000 for the six months ended June 30, 2003, primarily due to an increase in net loss which is the result of increased sales and marketing costs in the six months ended June 30, 2004.

        Net cash used in investing activities increased to $(161,000) for the six months ended June 30, 2004, as compared to $(11,000) for the six months ended June 30, 2003, due to the increase in purchases of computer equipment.

        Net cash provided by financing activities increased to $2.5 million for the six months ended June 30, 2004, as compared to $4,000 for the six months ended June 30, 2003, primarily due to the closing of our Private Placement partially offset by the aforementioned $250,000 principal payment on our note payable to Corsair. In the Private Placement, we received $3.3 million in gross proceeds offset by $458,000 in offering costs resulting in net proceeds of $2.8 million.

        We believe that existing cash balances, combined with cash generated from future operations and the proceeds from our Private Placement, will be sufficient to support our working capital requirements through at least the next twelve months. In future periods, we may seek to finance certain equipment purchases through the issuance of debt or capital lease transactions. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

Private Placement

        On June 15, 2004, the Company completed a private placement of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the "Special Situations Funds" or the "Institutional Investors"). In connection with the private placement, the Company also sold shares of its common stock and warrants to other accredited investors ("Accredited Investors"), including but not limited to each member of the Company's Board of Directors, Chief Executive Officer, and Chief Financial Officer. (Those Accredited Investors who are members of our management are hereafter referred to as "Management Accredited Investors," and those accredited investors who are not members of our management are hereafter referred to as "Non-Management Accredited Investors.") Pursuant to the private placement with the Institutional Investors and the Accredited Investors (the "Private Placement"), the Company issued an aggregate of 14,284,782 shares of its common stock (the "Shares") and warrants to purchase 7,142,393 shares of the Company's common stock (the "Warrants"; together with the Shares, the "Private Placement Securities") for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as "Warrant Shares."

        Investors received a Warrant to purchase one share of common stock for each two Shares purchased. The effective price in the Private Placement was $0.23 for each unit. The Warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds bringing the total gross proceeds of the Private Placement to approximately $5.3 million upon full exercise of the Warrants. There can be no assurance that any or all of the Warrants will be exercised.

        In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants. Such amount is presented in the "Warrants" line item on the Company's June 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described in Note 4 to the Condensed Unaudited Consolidated Financial Statements.

        Pursuant to the Private Placement purchase agreement ("Purchase Agreement"), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors. The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period. Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, a "resale" registration statement with the Securities and Exchange Commission ("SEC"), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors. The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company's Board of Directors, Chief Executive Officer, and Chief Financial Officer. Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company's common stock exercisable at $0.28 per share for five years. Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company's common stock exercisable at $0.28 per share for five years.

        In connection therewith, the Non-Management Accredited Investors entered into the Institutional Investor Agreements. The Company and each of the Management Accredited Investors executed a Purchase Agreement and a Registration Rights Agreement, and the Company issued Warrants on terms no more favorable than as offered to the Institutional Investors. Additionally, each of the Management Accredited Investors was required by the Institutional Investors to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of the Company's common stock owned by such person as set forth in the Lock-Up Agreement.

  Registration Rights Agreements

        Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

  •
  The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC on July 30, 2004, to enable shares to be resold thereunder. If such registration statement had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement is not filed ("Liquidated Damages").

  •
  Upon demand by any investor and upon any change in the price of the Warrants such that additional shares of common stock become issuable upon the exercise of the Warrants ("Additional Shares"), the Company is obligated to file a registration statement on Form SB-2 covering the resale of the Additional Shares. If the Company does not file such registration statement within five days of an investor's demand, the Company will pay Liquidated Damages to each investor.

  •
  Within ten days of the Company becoming eligible to use a registration statement on Form S-3, the Company is obligated to file a registration statement on Form S-3. If such registration statement is not filed with the SEC on or before such time, the Company will pay Liquidated Damages to each investor.

        If the registration statement filed with the SEC on July 30, 2004 in not declared effective by the SEC by September 13, 2004 (October 13, 2004 if the SEC reviews the registration statement) or if any other required registration statement covering Additional Shares is not declared effective by the SEC within 90 days of the time it is required to be filed pursuant to the Registration Rights Agreement (120 days if the SEC reviews the registration statement), the Company will pay Liquidated Damages to each investor. Further, the Company will use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k).

        Further, the Company will use reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

        All expenses of filing and causing each such registration statement to become and remain effective shall be borne by the Company.

        The Company granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

  Warrants

        The Company issued to the Institutional Investors and the Non-Management Accredited Investors Warrants that may be exercised at a price of $0.28 per share, subject to certain ant-dilutive adjustments. The Warrants expire on June 15, 2009. The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equal or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement has been declared effective by the SEC.

        Warrant holders do not have any of the rights or privileges of the Company's stockholders, including voting rights, prior to exercise of the Warrants. The Company has reserved sufficient shares of authorized common stock to cover the issuance of common stock subject to the Warrants.

        The Warrants issued to the Management Accredited Investors contain terms that no more favorable than those described above.

  Lock-up Agreements

        Pursuant to the terms of the Lock-Up Agreement, each of the Management Accredited Investors has agreed that he will not sell any shares of the Company's common stock, any options or warrants to acquire the Company's common stock, or any securities convertible into its common stock, whether now owned or hereafter acquired, before the earliest of:

  •
  December 15, 2005 (18 months from the closing of the Private Placement);

  •
  the end of a period of 20 consecutive trading days, which period commences December 15, 2004 (after the six-month anniversary of the closing), for which the closing bid price of a share of the Company's common stock as reported on Bloomberg equals or exceeds $0.60;

  •
  the date on which the Institutional Investors no longer beneficially own in the aggregate at least 50% of shares of common stock (including shares underlying the Warrants) issued to the Institutional Investors pursuant to the Private Placement;

  •
  the completion by the Company of an underwritten public offering of shares of its common stock for the account of the Company;

  •
  a "Change in Control" as defined in the Lock-Up Agreement; or

  •
  the termination of such respective selling stockholder's employment with the Company other than for cause (as such term is defined below) (the earliest of such dates, the "Restricted Period").

        Notwithstanding the foregoing, subject to applicable law and any policies or procedures regarding the sale of stock by affiliates of the Company, during the Restricted Period, Messers. Joseph Simrell, John Faltys, and David Haynes each may sell his shares for aggregate gross proceeds not to exceed $100,000 if such selling stockholder first gives the Institutional Investors at least five business days' prior written notice of any proposed sale and shall sell such shares to the Institutional Investors at such prevailing market prices if the Institutional Investors so elect.

Largest Customer Announces Intention to Merge

        In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company. As of the date of this Quarterly Report, this customer's contemplated merger has not closed or had any material adverse effect on its business relationship with us. Based upon conversations with our customer, we do not currently anticipate that its contemplated merger will have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in this customer's business relationship with us, or if this customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition could be materially and adversely affected. Our license and services agreement with this customer expires in December 2005 according to its terms, and the accounts receivable balance for this customer at June 30, 2004 was $366,000 all of which was collected subsequent to June 30, 2004.

Recent Accounting Pronouncements

        We account for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as opposed to the "fair value" method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

RISK FACTORS

        Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this Report.

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

        In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $633,000 and $328,000 for the six months ended June 30, 2004 and June 30, 2003, respectively; and $279,000 and $463,000 for the years ended December 31, 2003 and December 31, 2002, respectively. We had an accumulated deficit of $13.3 million as of June 30, 2004, and we could incur net losses for the foreseeable future.

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

        In 2003, we established a new subscription based recurring license fee software licensing model for new customers that allows them to pay a monthly fee based on the number of subscribers and/or transaction volumes associated with our products as compared to an up-front one-time license fee. Under this subscription-based recurring payment pricing model, revenue from customers is expected to grow as their subscribers and/or transaction volumes grow and thus, revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our new customers do not or are not able to increase the number of subscribers as they expect, our revenues could be lower than anticipated.

        If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer.

        A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the six months ended June 30, 2004 and 2003, represented approximately 70% and 87%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues during the six months ended June 30, 2004 and 2003. Our total revenues from our two largest customers during the years ended December 31, 2003 and

2002, represented approximately 78% and 86%, respectively, of total revenues. Only one customer individually accounted for 10% or more of our total revenues in 2003. while, two customers individually accounted for 10% or more of our total revenues in 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

Largest Customer Announces Intention to Merge.

        In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company. As of the date of this Report, this customer's contemplated merger has not closed or had any material adverse effect on its business relationship with us. Based upon conversations with our customer, we do not currently anticipate that its contemplated merger will have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in this customer's business relationship with us, or if this customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition could be materially and adversely affected.

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

        The sales cycle associated with the purchase or license of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year. Our products involve a commitment of capital, time and internal resources that may be significant to the customer. In addition, market conditions have lengthened the sales cycles associated with our products. For example, the sales cycle in the rural broadband market can be six months or longer because Rural Broadband CSPs are frequently publicly owned utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers. These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

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

If the multi-service operator ("MSO") market does not expand as we anticipate, our future growth and success could be limited.

        The market for MSOs to provide communications services using internet protocol networks ("IP networks") is in early stages. We believe this market shows signs of growth opportunities for our products and services. However the revenue opportunities in the MSO market is dependent on certain factors, including the following:

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

Following our financing, we need to manage growth effectively.

        We have recently completed the Private Placement, raising approximately $3.3 million. We plan to use a portion of the net proceeds to stimulate our growth. We expect our growth could place significant demands on management as well as on our administrative, operational and financial resources and controls. If we fail to manage our growth effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

Our future success depends on our ability to attract and retain qualified personnel.

        We expect to continue hiring sales, support, marketing and administrative personnel as needed. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

        Our future success depends to a significant extent on the continued services of our senior management. If we lost the services of our senior management and were unable to hire suitable replacements, it could harm our business. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to effectively serve our existing customers and compete for new business, either of which could adversely affect our business and results of operations.

Certain portions of the communications industry are experiencing consolidation, which may reduce the number of potential clients for our software.

        Certain segments of the communications industry are experiencing significant consolidation, while other segments are expanding. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated communication service providers ("CSP") have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If we are forced to compete with a small number of incumbent operations support systems ("OSS") providers in selling products and services to large CSPs, our business may be harmed.

        We believe large CSPs are seeking ways to reduce operating costs. Many CSPs have a large number of OSS systems from a variety of different suppliers. In an effort to reduce operating costs, the CSPs could choose to reduce the number of OSS vendors they use in hopes to gain efficiencies. We could lose customers if we were not selected as a surviving incumbent OSS provider. In addition, our ability to sell our products and services to the large CSPs could be limited if we had to compete directly with an incumbent OSS provider with greater resources.

If our clients in the emerging market segments do not receive sufficient financing, it could affect our ability to grow.

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

        Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products, and related services. Our business will be harmed if our target customers do not adopt and purchase or license these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our future revenues will also depend on our customers' licensing software for additional subscribers or for additional event records. Their failure to do so could harm our business.

An increasing number of contracts we enter into are multiple year in length and include recurring fees related to licensing and services. If our customers exercise early termination provisions or experience a decline or lack of volume, our revenue could be harmed.

        An increasing number of our contracts with new customers are multi-year agreements and include recurring license and service fees. Some of our contracts for new customers could include a recurring licensing and services component that may vary based on usage and volume throughout the duration of the contract. Also, some of our contracts include early termination clauses that enable customers to terminate those contracts without cause. If our customers exercise early termination or experience a decline or lack of volume, our revenue could be harmed.

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

        During 2003, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

        We have in the past experienced delays in releasing new software products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchasing or licensing of our software products.

We face intense competition from companies that may have greater resources than we do, and if we are unable to effectively compete with them, then our business may suffer.

        The market for our products is very competitive. The recent economic downturn in the communications industry has resulted in fewer sales opportunities, which has in turn resulted in more competition for each sales opportunity that exists. We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from outside suppliers.

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

        Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Our intellectual property includes our proprietary technology, our trade secrets, patents, copyrights in our software products, and our trademarks. Our copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product names. These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Furthermore, the laws of certain countries in which we sell or license our products do not protect our software products and intellectual property rights to the same extent, as do the laws of the United

States. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

Claims by others that we infringe their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

        Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling or licensing our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling or licensing our products and could seriously harm our business.

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

Fixed price services engagements can impact our profitability if we fail to complete them within the estimated budget.

        We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be adversely affected. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

Barriers to international expansion could limit our future growth.

        We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 15% and 17% of our total revenue for the six months ended June 30, 2004 and 2003, respectively, and 16% and 22% of our total revenue for the years ended December 31, 2003 and 2002. We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

        Our international operations face numerous risks. Our products must be localized—customized to meet local user needs—in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. In addition, we have only a limited history of marketing, licensing, selling and supporting our products and services internationally. As a result, we must focus on entering into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

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

If we acquire additional companies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

        We may decide to make other investments in complementary companies. We may not realize the anticipated benefits of any other acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

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

Our operating results may be affected if we are required to change our accounting for employee stock options.

        We currently account for the issuance of stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 6 of the "Notes to Consolidated Financial Statements" for the year ended December 31, 2003, for a more detailed presentation of our accounting for stock-based compensation.

Governmental regulations that limit the growth of the Internet or the communications industry could limit our potential market.

        The communications carriers that constitute our clients are regulated at the federal, state and local levels. Federal and state regulations may inhibit the growth of the Internet or communications industry, affect the development of Internet enhanced services, limit the number of potential clients for our services, impede our ability to offer competitive services to the Internet and communications markets, or otherwise have an adverse effect on our business, financial condition, results of operations and cash flows.

        In addition, some states have pending legislation that prohibits municipal utilities from offering telecommunication services.

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

        Since first trading on March 14, 2001, our common stock has experienced significant price and volume volatility and we expect that it will continue to do so in the future, which substantially increases the risk of loss to persons owning our common stock.

        There was no market for our common stock prior to our initial distribution in 2001. Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

        In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or the Pink Sheets which could effect our stockholders' ability to access trading information about our common stock.

        The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD"), that displays real-time quotes, last sale prices, and volume information in over-the-counter ("OTC") equity securities like our common stock, and although Pink Sheets' Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock.

We do not intend to pay dividends; you will not receive funds without selling shares.

        We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 46.2% and 21.1%, respectively, of our voting stock, the voting power of other stockholders may be limited.

        Persons affiliated with the Special Situations Funds beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 46.2% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.1% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or pursuing alternative strategies.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition.

        Our certificate of incorporation and bylaws contain provisions that could make it harder for a third-party to acquire Primal without the consent of our Board of Directors. The acquirer will not be able to cumulate votes at a meeting of our stockholders, which will require the acquirer to hold more shares to gain representation on the Board of Directors than if cumulative voting were permitted. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. These provisions and other similar provisions make it more difficult for a third-party to acquire us without negotiation.

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

        Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission ("SEC"). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        In June 2004, we sold 14,284,782 shares of our common stock, and warrants to purchase 7,142,393 shares of our common stock to three institutional investors and ten other accredited investors, exempt under Regulation D, Rule 506 promulgated under the Securities Act, as not constituting a public offering of our securities. Investors received a warrant to purchase one share of common stock for each two shares of common stock purchased, therefore, the effective price in the Private Placement is $0.23 for each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock. The exercise price of the warrant is not less than the fair market value on the date of issuance.

        In June 2004, we granted a warrant to purchase up to 652,174 shares of our common stock to our investment advisor at an exercise price equal to not less than fair market value on the date of grant, exempt under Section 4(2) of the Securities Act, as not constituting a public offering of our securities.

        In May 2004, we issued 409,312 shares of our common stock to an option holder upon the exercise of an option granted to him in April 2001, exempt under Section 4(2) of the Securities Act, as not constituting a public offering of our securities.

        In April 2004, we issued 100,000 shares of our common stock to a warrant holder upon the exercise of a warrant granted to him in April 2001, exempt under Section 4(2) of the Securities Act, as not constituting a public offering of our securities.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description of Document
10.20	Purchase Agreement between registrant and certain institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.18 to the Primal Form 8-K filed June 18, 2004 (the "Primal June 18, 2004 Form 8-K") and incorporated by reference herein)
10.21
Registration Rights Agreement between the registrant and the institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.19 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)
10.22	Form of Warrants for the issuance of warrants to the institutional investors and accredited investors (filed as exhibit 10.20 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)
10.23	Purchase Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.21 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)
10.24	Registration Rights Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.22 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)
10.25	Form of Warrants for the issuance of warrants to Management (filed as exhibit 10.23 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)
10.26	Form of Lock-up Agreement, dated June 8, 2004 (filed as exhibit 10.24 to the Primal June 18, 2004 Form 8-K and incorporated by reference herein)

10.27
Amended and Restated Change of Control Agreement, dated as of May 17, 2004, between Joseph R. Simrell and Primal Solutions, Inc. (filed as Exhibit 10.27 to the Primal Form SB-2 filed on July 30, 2004 and incorporated by reference herein)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*
filed herewith

(b)
Reports on Form 8-K

        On June 16, 2004, the Company filed an 8-K regarding a press release announcing its consummation of a private placement of its common stock and warrants to raise approximately $3.3 million in gross proceeds from institutional and accredited investors.

        On June 18, 2004, the Company filed an 8-K regarding the closing and completion of its private placement of its common stock and warrants to raise approximately $3.3 million in gross proceeds from institutional and accredited investors.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

August 16, 2004	/s/ JOSEPH R. SIMRELL Joseph R. Simrell Chief Executive Officer and President
August 16, 2004	/s/ TODD R. TAYLOR Todd R. Taylor Chief Financial Officer and Vice President Finance and Administration

QuickLinks

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY INDEX
PRIMAL SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
PRIMAL SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PRIMAL SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PRIMAL SOLUTIONS, INC. AND SUBSIDIARY NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
RISK FACTORS
  Item 3. Controls and Procedures
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES