Form 10QSB
period 2004-09-30
PRIMAL SOLUTIONS INC
filed 2004-11-15
CIK 1124217

As filed with the Securities and Exchange Commission on Novenber 15, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 000-46494

PRIMAL SOLUTIONS, INC.

(Exact Name of Small Business Issuer in its Charter)

Delaware	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒     No  ☐

As of November 15, 2004, the registrant had 36,080,177 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):             Yes  ☐     No  ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003, and for the nine months ended September 30, 2004 and September 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,612,797	$1,249,237
Accounts receivable, net of allowance for doubtful accounts of none (2004 and 2003)	791,855	639,761
Prepaid expenses and other current assets	201,991	189,475
Total current assets	3,606,644	2,078,473
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,305,439 (2004) and $1,125,914 (2003)	546,254	493,407
GOODWILL	592,540	592,540
OTHER ASSETS	88,199	79,633
	$4,833,637	$3,244,053
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,358,553	$911,560
Deferred revenue	563,206	1,001,773
Current portion of notes payable	550,404	303,173
Total current liabilities	2,472,163	2,216,506

NOTES PAYABLE, less current portion	983,079	1,622,116
Other non-current liabilities	3,210	3,210
Total liabilities	3,458,452	3,841,832

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,080,177 and 20,968,083 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	360,802	209,681
Additional paid-in capital	13,349,156	11,863,413
Warrants (Note 4)	1,204,500	—
Accumulated deficit	(13,539,272)	(12,670,873)
Net stockholders’ equity (deficit)	1,375,185	(597,779)
	$4,833,637	$3,244,053

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
System revenue	$738,756	$739,900	$1,788,852	$2,009,285
Service revenue	1,278,148	1,048,941	3,812,089	2,790,880
Total revenues	2,016,904	1,788,841	5,600,941	4,800,165

COST OF REVENUES:
Cost of systems	37,704	74,602	55,890	230,785
Cost of services	906,990	646,681	2,683,721	1,840,037
Total cost of revenues	944,694	721,283	2,739,611	2,070,822
GROSS MARGIN	1,072,210	1,067,558	2,861,330	2,729,343
OPERATING EXPENSES:
Research and development	324,054	291,824	971,442	785,996
Sales and marketing	479,592	265,571	1,322,806	769,833
General and administrative	475,610	381,539	1,332,982	1,291,353
Total operating expenses	1,279,256	938,934	3,627,230	2,847,182

INCOME (LOSS) FROM OPERATIONS	(207,046)	128,624	(765,900)	(117,839)
INTEREST AND OTHER EXPENSE, net	(28,753)	(38,868)	(102,500)	(119,025)
LOSS BEFORE INCOME TAX PROVISION	(235,799)	89,756	(868,400)	(236,864)
INCOME TAX PROVISION	—	—		1,600
NET INCOME (LOSS)	$(235,799)	$89,756	$(868,400)	$(238,464)
Basic net loss per share	$(0.01)	$—	$(0.03)	$(0.01)

Diluted net loss per share	$(0.01)	$—	$(0.03)	$(0.01)

Weighted-average basic common shares outstanding	36,042,134	20,288,309	26,926,412	20,184,153

Weighted-average diluted common shares outstanding	36,042,134	21,170,981	26,926,412	20,184,153

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(868,400)	$(238,464)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	179,525	296,524
Provision for doubtful accounts	—	7,937
Loss on disposal of assets	—	2,831
		—
Changes in operating assets and liabilities:
Accounts receivable	(152,094)	(476,312)
Prepaid expenses and other current assets	(12,516)	(16,104)
Accounts payable and other accrued liabilities	446,993	141,810
Increase in non-current accrued interest payable	17,394	15,915
Deferred revenue	(438,567)	202,393
Other non-current assets and liabilities	(8,566)	3,210
Net cash provided (used) by operating activities	(836,231)	(60,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(232,372)	(43,122)
Proceeds from sales of property and equipment	—	605
Net cash used in investing activities	(232,372)	(42,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,841,363	58,500
Proceeds from notes payable	—	100,000
Payments on notes payable	(409,200)	(153,796)
Payments on capital lease obligations	—	(567)
Net cash provided by financing activities	2,432,163	4,137

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	$1,363,560	$(98,640)
CASH AND CASH EQUIVALENTS, beginning of period	1,249,237	1,183,322
CASH AND CASH EQUIVALENTS, end of period	$2,612,797	$1,084,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refund received) during the period for:
Interest	$93,745	$106,954
Taxes	$(10,900)	$1,600

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

At September 30, 2004, the Company had one stock-based employee compensation plan, which is described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(235,799)	$89,756	$(868,400)	$(238,464)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23,208)	(17,215)	(80,137)	(43,390)
Pro Forma net loss	$(259,007)	$72,541	$(948,537)	$(281,854)

Net loss per share:
Basic and Diluted-as reported	$(0.01)	$—	$(0.03)	$(0.01)
Basic and Diluted-pro forma	$(0.01)	$—	$(0.04)	$(0.01)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: expected volatility of 200% and 162%, respectively; risk-free interest rate of 3.50% and 4.00%, respectively; no expected dividend yield and a weighted-average contractual life of 10 years.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at September 30, 2004 and December 31, 2003 are primarily due from the major customers indicated below.

In the three months ended September 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $273,000. In the three months ended September 30, 2003, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $305,000. In the nine months ended September 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $3.2 million and $656,000.  In the nine months ended September 30, 2003, the Company had two customers that accounted for greater than 10% of the Company’s total revenues in the amount of $3.4 million and $457,000.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic loss per share— Net loss available to stockholders	$(235,799)	$89,756	$(868,400)	$(238,464)
Denominator:
Denominator for basic loss per share— Weighted average shares outstanding during the period	36,042,134	20,288,309	26,926,412	20,184,153
Net effect of dilutive stock options	—	882,672	—	—
Weighted average common equivalent shares	36,042,134	21,170,981	26,926,412	20,184,153
Net loss per share:
Basic and Diluted	$(0.01)	$—	$(0.03)	(0.01)

Not included in the above table are the dilutive effects of options and warrants to purchase 2,288,224 shares of common stock for the three months ended September 30, 2004, and 2,620,187 and 422,000 shares of common stock for the nine months ended September 30, 2004 and 2003, respectively, because their effects were antidilutive.

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
September 30, 2004:
Corsair Communications, Inc.	$448,333	$715,443	$1,163,776
Spieker Properties, L.P.	—	267,636	267,636
Sunwest Bank	102,071	—	102,071
Total	$550,404	$983,079	$1,533,483

December 31, 2003:
Corsair Communications, Inc.	$182,256	1,371,874	1,554,130
Spieker Properties, L.P.	—	250,242	250,242
Sunwest Bank	120,917	—	120,917
Total	$303,173	1,622,116	1,925,289

Note Payable to Corsair Communications, Inc.

In June 2004, the Company made an accelerated principal payment of $250,000 as result of the closing of the Private Placement in accordance with the note agreement.

In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006 and converted the note to fully-amortizing payments of approximately $50,000 per month beginning January 2005 with an interest rate of 8%.  At September 30, 2004 the note balance outstanding was $1,163,776.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.  At September 30, 2004 the note balance outstanding was $267,636.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  Any borrowings under the equipment line of credit are to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% (7.00% at September 30, 2004) and was due and paid-in-full in October 2004.  In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.  At September 30, 2004, the note balance outstanding was $2,071.

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

Any borrowings under the operating line of credit were to be repaid at maturity, April 2004, with accrued interest paid monthly at a rate of prime plus 2.00% with a floor rate of 6.50% (6.75% at September 30, 2004).  In February 2003, the Company drew down the full amount to finance a portion of the annual premium for an insurance policy.  On March 15, 2004, Sunwest Bank extended the April 2004 maturity date of the operating line of credit to August 2004, and on August 12, 2004 extended the maturity date to December 2004.  At September 30, 2004, the note balance outstanding was $100,000.

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

4.                            STOCK-BASED COMPENSATION

Stock Options and Warrants:

	Granted during quarter ended September 30, 2004	Total outstanding at September 30, 2004	Total exercisable at September 30, 2004
Stock Option Plan	—	3,640,010	2,247,754
Options issued outside the Stock Option Plan	—	360,000	90,000
Warrants	25,000	775,000	775,000
Warrants pursuant to private placement	—	7,794,567	7,794,567
Total	25,000	12,569,577	10,907,321

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the 2001 Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the

Company’s 2001 Stock Option Plan, as amended.  Under the terms of the amended 2001 Stock Option Plan employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the 2001 Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  At September 30, 2004, options to purchase 2,247,754 shares of common stock were exercisable under the 2001 Stock Option Plan.

During 2003, the Company issued 1,180,964 options to purchase common stock at a weighted-average price of $0.07 per share, fair market value at the time of the grant.  Options issued vest in equal proportions every three months over a three-year period from the date of the grant.

Options Issued Outside the Stock Option Plan

In January 2004, the Company issued 360,000 options to purchase common stock to an officer of the Company.  The options, which were issued at an exercise price equal to 85% of the fair market value of the Company’s common stock on the date of grant, have a ten-year term and vest over a three years and expire in ten year period.  Because the exercise price of the options were issued at less than the fair market value of the Company’s stock on the date of the grant, the Company records an expense from the options issued ratably over the vesting period, in accordance with APB Opinion No. 25.

Warrants

In August 2004, the Company issued warrants to purchase 25,000 shares of common stock at $0.22, with an exercise price set at the fair market value of the Company’s common stock on the date of grant.  The warrants, which were issued to a principal of one of the Company’s investment advisors, vest in equal proportions every three months over a two-year period and have a ten-year term.

In June 2004, pursuant to the Private Placement, the Company issued warrants to purchase 7,142,393 shares of the Company’s common stock to the Institutional Investors and the Accredited Investors (Note 5).  The warrants had an estimated fair value of $1,776,000 based on the Black-Scholes valuation model.  In addition, the Company issued warrants to purchase 652,174 shares of the Company’s common stock to its investment banking firm for services rendered, with a weighted-average exercise price of $0.25 expiring June 2009.  The estimated fair value of the investment banking warrants was $163,000 based on the Black-Scholes valuation model.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 5).  Such amount is presented in the “Warrants” line item on the Company’s September 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

During 2003, the Company issued warrants to purchase 1,000,000 shares of common stock at $0.05 per share, with an exercise price set at the fair market value of the Company’s common stock on the date of the grants.  The warrants, which were issued to non-employee members of the Board of Directors initially vested proportionately every three months over a two-year period from the date of the grant.  As a result of the Private Placement, the warrants have fully vested.

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2003	4,780,155	$0.06
Granted	8,617,567	0.27
Exercised	(827,312)	0.04
Canceled	(833)	0.25
Balances, September 30, 2004	12,569,577	$0.21

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options / Warrants Outstanding			Options / Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.03	547,850	8.12	$0.03	319,577	$0.03
$0.05	815,000	8.50	$0.05	802,500	$0.05
$0.06	820,964	8.80	$0.06	273,652	$0.06
$0.07	1,409,029	7.10	$0.07	1,409,029	$0.07
$0.08	360,000	8.88	$0.08	119,999	$0.08
$0.20	360,000	9.26	$0.20	90,000	$0.20
$0.22	25,000	9.91	$0.22	25,000	$0.22
$0.23	434,782	4.72	$0.23	434,782	$0.23
$0.25	437,167	9.30	$0.25	72,997	$0.25
$0.28	7,359,785	4.72	$0.28	7,359,785	$0.28
$0.03 to $0.28	12,569,577	5.55	$0.21	10,907,321	$0.11

5.                                      PRIVATE PLACEMENT

On June 15, 2004, the Company completed a private placement of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds” or the “Institutional Investors”).  In connection with the private placement, the Company also sold shares of its common stock and warrants to other accredited investors (“Accredited Investors”), including but not limited to each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  (Those Accredited Investors who are members of the Company’s management are hereafter referred to as “Management Accredited Investors,” and those accredited investors who are not members of the Company’s management are hereafter referred to as “Non-Management Accredited Investors.”)  Pursuant to the private placement with the Institutional Investors and the Accredited Investors (the “Private Placement”), the Company issued an aggregate of 14,284,782 shares of its common stock (the “Shares”) and warrants to purchase 7,142,393 shares of the Company’s common stock (the “Warrants”; together with the Shares, the “Private Placement Securities”) for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as “Warrant Shares.”

Additionally, investors participating in the Private Placement received a Warrant to purchase one share of common stock for each two Shares purchased. The effective price in the Private Placement was $0.23 for each unit.  The Warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds bringing the total gross proceeds of the Private Placement to approximately $5.3 million upon full exercise of the Warrants.  There can be no assurance that any or all of the Warrants will be exercised.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants.  Such amount is presented in the “Warrants” line item on the Company’s September 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described in Note 4.

Pursuant to the Private Placement purchase agreement (“Purchase Agreement”), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors.  The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period.  Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, a “resale” registration statement with the Securities and Exchange Commission (“SEC”), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors.  The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.  Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.

In connection therewith, the Non-Management Accredited Investors entered into the Institutional Investor Agreements.  The Company and each of the Management Accredited Investors executed a Purchase Agreement and a Registration Rights Agreement, and the Company issued Warrants on terms no more favorable than as offered to the Institutional Investors.  Additionally, each of the Management Accredited Investors was required by the Institutional Investors to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of the Company’s common stock owned by such person as set forth in the Lock-Up Agreement.

Registration Rights Agreements

Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 30, 2004, to enable shares to be resold thereunder.  If such registration statement had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement is not filed (“Liquidated Damages”).

•                  Upon demand by any investor and upon any change in the price of the Warrants such that additional shares of common stock become issuable upon the exercise of the Warrants (“Additional Shares”), the Company is obligated to file a registration statement on Form SB-2 covering the resale of the Additional Shares.  If the Company does not file such registration statement within five days of an investor’s demand, the Company will pay Liquidated Damages to each investor.

•                  Within ten days of the Company becoming eligible to use a registration statement on Form S-3, the Company is obligated to file a registration statement on Form S-3.  If such registration statement is not filed with the SEC on or before such time, the Company will pay Liquidated Damages to each investor.

The registration statement filed with the SEC on July 30, 2004 was declared effective by the SEC on September 10, 2004.  Subject to certain conditions, the Company will use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k). Further, the Company will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

All expenses of filing and causing each such registration statement to become and remain effective shall be borne by the Company.

The Company granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

Warrants

The Company issued to the Institutional Investors and the Non-Management Accredited Investors Warrants that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments.  The Warrants expire on June 15, 2009.  The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement has been declared effective by the SEC.

Warrant holders do not have any of the rights or privileges of the Company’s stockholders, including voting rights, prior to exercise of the Warrants. The Company has reserved sufficient shares of authorized common stock to cover the issuance of common stock subject to the Warrants.

The Warrants issued to the Management Accredited Investors contain terms that no more favorable than those described above.

Lock-up Agreements

Pursuant to the terms of the Lock-Up Agreement, the Management Accredited Investors have agreed that they will not sell any shares of the Company’s common stock, any options or warrants to acquire the Company’s common stock, or any securities convertible into its common stock, whether now owned or hereafter acquired, before the earliest of:

•                  December 15, 2005 (18 months from the closing of the Private Placement);

•                  the end of a period of 20 consecutive trading days, which period commences December 15, 2004 (after the six-month anniversary of the closing), for which the closing bid price of a share of the Company’s common stock as reported on Bloomberg equals or exceeds $0.60;

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

•                  a “Change in Control” as defined in the Lock-Up Agreement; or

•                  the termination of such respective selling stockholder’s employment with the Company other than for cause (as such term is defined below) (the earliest of such dates, the “Restricted Period”).

Notwithstanding the foregoing, subject to applicable law and any policies or procedures regarding the sale of stock by affiliates of the Company, during the Restricted Period, Messers. Joseph Simrell, John Faltys, and David Haynes each may sell his shares for aggregate gross proceeds not to exceed $100,000 if such selling stockholder first gives the Institutional Investors at least five business days’ prior written notice of any proposed sale and shall sell such shares to the Institutional Investors at such prevailing market prices if the Institutional Investors so elect.

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

The operating segment data for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Systems	Services	Total

Three months ended September 30, 2004
Revenues	$738,756	$1,278,148	$2,016,904
Cost of Revenues	37,704	906,990	944,694
Gross Profit	$701,052	$371,378	$1,072,210

Three months ended September 30, 2003
Revenues	$739,900	$1,048,941	$1,788,841
Cost of Revenues	74,602	646,681	721,283
Gross Profit	$665,298	$402,260	$1,067,558

Nine months ended September 30, 2004
Revenues	$1,788,852	$3,812,089	$5,600,941
Cost of Revenues	55,890	2,683,721	2,739,611
Gross Profit	$1,732,962	$1,128,368	$2,861,330

Nine months ended September 30, 2003
Revenues	$2,009,285	$2,790,880	$4,800,165
Cost of Revenues	230,785	1,840,037	2,070,822
Gross Profit	$1,778,500	$950,843	$2,729,343

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended September 30, 2004
Revenues	$1,753,600	$151,653	$111,651	$2,016,904
Gross Profit	932,234	80,620	59,355	1,072,210
Net loss	(205,015)	(17,730)	(13,054)	(235,799)
Property and equipment, net	546,254	—	—	546,254

Three months ended September 30, 2003
Revenues	$1,528,587	$151,652	$108,602	$1,788,841
Gross Profit	912,242	90,504	64,812	1,067,558
Net income	76,698	7,609	5,449	89,756
Property and equipment, net	565,175	—	—	565,175

Nine months ended September 30, 2004
Revenues	$4,805,307	$454,958	$340,676	$5,600,941
Gross Profit	2,454,868	232,423	174,040	2,861,330
Net loss	(745,040)	(70,539)	(52,821)	(868,400)
Property and equipment, net	546,254	—	—	546,254

Nine months ended September 30, 2003
Revenues	$4,040,798	$457,403	$301,964	$4,800,165
Gross Profit	2,297,572	260,076	171,695	2,729,343
Net loss	(200,740)	(22,723)	(15,001)	(238,464)
Property and equipment, net	565,175	—	—	565,175

Revenues from significant countries were as follows:

	Australia	United Kingdom	United States

Three months ended September 30, 2004	$151,653	$111,651	$1,744,725

Three months ended September 30, 2003	151,652	108,602	1,519,712

Nine months ended September 30, 2004	454,958	340,676	4,778,682

Nine months ended September 30, 2003	457,403	301,964	4,014,174

Item 2.           Management’s Discussion and Analysis

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

General

We deliver software and service solutions that allow communications service providers (“CSPs”) to generate revenue from their Internet protocol networks (“IP networks”).  Our communications software products and services enable usage-based billing and customer usage management for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back office billing and customer care systems.

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

We believe the primary markets that show signs of growth opportunities for our products and services are cable multiple service operators (“Cable MSO”); rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home (“FTTH”) networks (collectively referred to as “Rural Broadband CSPs”); and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

As discussed elsewhere in this Quarterly Report, we closed a Private Placement of our securities resulting in gross proceeds of approximately $3.3 million.  We anticipate the net proceeds from the Private Placement will be used to expand the sales and marketing efforts in the near term and for other general working capital purposes.

In 2004 we have begun to expand our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive.  Sales opportunities in the United States of America have continued to be limited due to the constrained economic conditions recently experienced by the communications industry although we have begun to see improvements in the marketplace.  While we believe there is a good opportunity to sell or license our solutions to Rural Broadband CSPs, the sales cycle in this market can be six months or longer because Rural Broadband CSPs are frequently publicly owned utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers.  While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, competition from locally-based competitors and larger internationally-based competitors with a local presence has caused us to hold-off from expansion in these international markets, except through our established communications infrastructure providers relationships, until we can more fully develop our international sales and support capability.

As discussed elsewhere in this Quarterly Report, we filed a registration statement on Form SB-2 with the SEC on July 30, 2004, which was declared effective by the SEC on September 10, 2004.  In compliance with certain rules and regulations of the SEC, we are in a “quiet period.” As a result, we have reduced our public comments regarding the Company and its business.  The quiet period will extend until we are no longer involved in the registration process, including any requirement to update our prospectus, which is a part of our registration statement, or any period during which our prospectus must be delivered.

In the third quarter of 2004, we continued to focus on our target markets of Cable MSOs and Rural Broadband CSPs.  We have been successful in providing new products and services to these markets, including entering into a multi-year agreement with a rural municipality to deploy its operation support systems on a “next generation” network to support voice, video and data services on the same network (“triple play”) and providing added services to our existing customers.  We have expanded the number of our co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in these markets.  We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows, industry organizations and other activities.  As discussed below, we recorded $317,000 of revenues from new services during the third quarter of 2004.  We anticipate that these services will become an increasingly important element of our revenues during the remainder of 2004 as we provide services such as customer usage analytics, consulting for network usage management, and application management services as described in more detail below.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s condensed consolidated financial condition and results of operations.  The discussion should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included elsewhere in this Report and those in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.  That Annual Report includes our audited consolidated financial statements for our fiscal year ended December 31, 2003.

Results of operations for the three months ended September 30, 2004 and 2003

Statement of Operations Data (in thousands)

	For the three months ended September 30,		Change
	2004	2003	$	%
	(Unaudited)
REVENUES:
Systems revenue	$739	$740	(1)	(0)%
Services revenue	1,278	1,049	229	22%
Total revenues	2,017	1,789	228	13%
COST OF REVENUES:
Systems revenue	38	74	(36)	(49)%
Services revenue	907	647	260	40%
Total cost of revenues	945	721	224	31%
GROSS MARGIN	1,072	1,068	4	0%
OPERATING EXPENSES:
Research and development	324	292	32	11%
Sales and marketing	479	265	214	81%
General and administrative	476	382	94	25%
Total operating expenses	1,279	939	340	36%
INCOME (LOSS) FROM OPERATIONS	(207)	129	(400)	n/a %
INTEREST AND OTHER EXPENSE, NET	29	39	(10)	(26)%
INCOME (LOSS) BEFORE INCOME TAXES	(236)	90	(336)	n/a %
INCOME TAX PROVISION	—	—	—	—%
NET INCOME (LOSS)	$(236)	$90	(326)	n/a %
Supplemental data:
Depreciation and Amortization	$60	$99	(39)	(39)%

Overview

Total revenues for the quarter ended September 30, 2004 were $2.0 million, an increase of $228,000 or 13% from $1.8 million for the same quarter in 2003.  Despite the increase in revenues, the gross margin percentage of 53% was 7% lower than the 60% gross margin percentage achieved in the same quarter in 2003.  This decline was primarily due to a higher percentage of 2004 revenues from services revenue, a lower gross margin percentage business compared to the systems segment. Operating expenses and net loss for the quarter ended September 30, 2004 were $1,343,000 and $300,000, respectively, increases of $404,000 and $390,000, respectively, compared to operating expenses of $939,000 and net income of $90,000 for the same quarter in 2003.  The increase was primarily due to expenses related to expanding the sales and marketing efforts and increased general and administrative expenses.  The increase resulted primarily from expenses associated with hiring of additional sales people and expending additional marketing costs to increase sales activity, and increased facility and technology costs.

Revenues

Total revenues for the quarter ended September 30, 2004 were $2.0 million, an increase of $228,000 from $1.8 million for the same quarter in 2003.  This growth was primarily due to increased revenues from implementation services, application management, hosting services and other new professional services.

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

System revenues for the quarter ended September 30, 2004 were $739,000, or 37% of total revenues, as compared to $740,000, or 41% of total revenues, for the same quarter in 2003.  Revenues from sales of third-party software and hardware for the quarter ended September 30,2004 were $31,000, a decrease of $41,000 from $72,000 for the same quarter in 2003.  License fees for the quarter ended September 30, 2004 were $708,000, an increase of $40,000 as compared to $668,000 for the same quarter in 2003 primarily due to an increase in subscription-based licensing revenue.  As we sell or license more solutions to our target customers, we expect to see an increase in licensing revenues, but not an increase in third-party software and hardware sales.  In addition, our increased use of subscription-based licensing and managed-services pricing models is expected to have a greater impact on our system revenues in future quarters, if our customers increase their subscriber bases and transaction volumes after deploying our products and services into their markets. Under these models, we expect that system revenues would grow as our customers’ subscriber bases and/or transaction volumes grow and, thus, related licensing revenues would also increase during their contract periods.

Service revenues for the quarter ended September 30, 2004 were $1.3 million, or 63% of total revenues, an increase of $229,000 from $1.0 million or 59% of total revenues for the same quarter in 2003.  This growth was primarily due to an increase in application management and monthly recurring hosting services revenue, building customer usage analytics tools and other new services.  Revenues from these services were $317,000 for the quarter ended September 30, 2004, an increase of $183,000 over the same quarter in 2003.  We continued to assist our customers in their rollout of new products and services to target markets and support them with tools that monitor progress and growth.  We anticipate that service revenues will increase in future periods as we continue to enter into arrangements with new customers and also expand our service offerings to existing and new customers.

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

For the quarter ended September 30, 2004, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1million and $273,000.  In the same quarter in 2003,  we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $305,000.

Cost of Revenues

Total cost of revenues for the quarter ended September 30, 2004 were $945,000, or 47% of total revenues, an increase of $224,000, compared to $721,000, or 40% of total revenues, for the same quarter in 2003.  This increase was primarily due to service segment costs increase of $260,000 required to fulfill the increased activity in new service orders.  Service segment cost of revenue had a higher percentage cost of revenue as compared to our system segment.

Cost of system revenue for the quarter ended September 30, 2004 were $38,000, or 4% of total cost of revenues, a decrease of $36,000, compared to $74,000, or 10% of total cost of revenues for the same quarter in 2003.  The decrease is primarily due to a decrease in the sale of third-party software and hardware.  Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Cost of service revenue increased for the quarter ended September 30, 2004 as compared to the same quarter in 2003 primarily because of a higher level of professional services activity and resultant revenues caused by increased customer demand.  We have realized some inefficiency with the increased activity necessary to meet customer requirements.  We are taking steps that will include implementing new systems of control that should result in increasing efficiencies during 2005.Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses for the quarter ended September 30, 2004 were $324,000, or 16% of total revenues, an increase of $32,000 from $292,000, or 16% of total revenues for the same quarter in 2003.  This increase primarily resulted from labor costs associated with our increased activity for new products development.

Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies.  We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort we work closely with our customers, end-users and leading technology partners in tailoring new features that are incorporated into future versions of products available to all customers.

Sales and Marketing

Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales and marketing activities, trade shows, marketing materials and related costs.  Sales and marketing expenses for the quarter ended September 30, 2004 were $479,000, or 24% of total revenues, an increase of $214,000 from $265,000, or 15% of total revenue for the same quarter in 2003.  This increase was primarily due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness.  During 2004, we hired additional sales personnel, including a senior vice president of sales and participated at several trade shows.  We expect to continue to expand our sales and marketing efforts in future periods.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, administrative, facilities and information services personnel, facilities and other general corporate expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $476,000, or 24% of total revenues, an increase of $94,000 from $382,000, or 21% of total revenues for the same quarter in 2003.  This increase was primarily due to increases in personnel, contract labor and facilities costs.

Depreciation and amortization expense for the quarter ended September 30, 2004 was $60,000, a decrease of  $39,000 from $99,000 for the same quarter in 2003.  This decrease resulted from certain fixed assets that were acquired in 1999 becoming fully depreciated during 2003.

Interest and Other Expense, Net

Interest and other expense, net, consist of interest expense, interest income and net gain or loss from the sale of fixed assets.  Interest and other expense, net, for the quarter ended September 30, 2004 was $29,000, a decrease of $10,000 from $39,000 for the same quarter in 2003.  This decrease was primarily due to the reduction in the outstanding balances on notes payable, which resulted in lower interest costs.

Results of operations for the nine months ended September 30, 2004 and 2003

Statement of Operations Data (in thousands)

	For the nine months ended September 30,		Change
	2004	2003	$	%
	(Unaudited)
REVENUES:
System revenue	$1,789	$2,009	(220)	(11)%
Service revenue	3,812	2,791	1,021	37%
Total revenues	5,601	4,800	801	17%
COST OF REVENUES:
System revenue	56	231	(175)	(76)%
Service revenue	2,684	1,840	844	46%
Total cost of revenues	2,740	2,071	669	32%
GROSS MARGIN	2,861	2,729	132	5%
OPERATING EXPENSES:
Research and development	971	786	185	24%
Sales and marketing	1,323	770	553	72%
General and administrative	1,333	1,291	42	3%
Total operating expenses	3,627	2,847	780	27%
INCOME (LOSS) FROM OPERATIONS	(766)	(118)	648	549%
INTEREST AND OTHER EXPENSE, NET	102	119	(17)	(14)%
INCOME (LOSS) BEFORE INCOME TAXES	(868)	(237)	631	266%
INCOME TAX PROVISION	—	1	—	0%
NET INCOME (LOSS)	$(868)	$(238)	631	266%
Supplemental data:
Depreciation and Amortization	$180	$297	(117)	(39)%

Overview

Total revenues for the nine months ended September 30, 2004 were $5.6 million, an increase of $801,000, or 17%, from $4.8 million for the same period in 2003.  Despite the increase in revenues, the gross margin percentage of 51% was 6% lower than the 57% gross margin percentage achieved in the same period in 2003.  This decline was primarily due to a higher percentage of 2004 revenues from services revenue, a lower gross margin percentage business compared to the systems segment. Operating expenses and net loss for the nine months ended September 30, 2004 were $3.7 million and $932,000, respectively, increases of $844,000 and $698,000, respectively, compared to operating expenses and net loss of $2.8 million and 238,000 for the same period in 2003.  The increase was primarily due to expenses related to expanding the sales and marketing efforts and increased general and administrative expenses.  The increase resulted primarily from expenses associated with hiring of additional sales people and expending additional marketing costs to increase sales activity, and increased facility and technology costs.

Revenues

Total revenues for the nine months ended September 30, 2004 were $5.6 million, an increase of $801,000 from $4.8 million for the same period in 2003.  This growth was primarily due to increased revenues from implementation services, application management, hosting services and other new professional services.

System revenues for the nine months ended September 30, 2004 were $1.8 million, or 32% of total revenues, a decrease of $220,000 from $2.0 million, or 42% of total revenues for the same period in 2003.  This is primarily due to a decline in the sale of third-party software and hardware.  Revenues from the sale of third-party software and hardware for the nine months ended September 30, 2004 were $211,000, a decrease of $54,000 from $265,000 for the same period in 2003.  As we sell or license more solutions to our target customers, we expect to see an increase in license revenues, but not an increase in third-party software and hardware sales. In addition, our increased use of subscription-based licensing and managed-services pricing models is expected to have a greater impact on our system revenues in future quarters, if our customers increase their subscriber bases and transaction volumes after deploying our products and services into their markets. Under these models, we expect that system revenues would increase as our customers’ subscriber bases and/or transaction volumes grow and thus, related licensing revenues would also increase during their contract periods.

Service revenues for the nine months ended September 30, 2004 were $3.8 million, or 68% of total revenues, an increase of $1.0 million from $2.8 million or 58% of revenues for the same period in 2003.  This growth was primarily due to an increase in application management and monthly recurring hosting services revenue, building customer usage analytics tools and other new services.  Revenue from these services were $1.5 million for the nine months ended September 30, 2004, an increase of $1.2 million over the same period in 2003.  In 2004, we increasingly assisted our customers in their roll-out of new products and services to target markets and support them with tools that monitor progress and growth.  We anticipate that services revenues will increase in future periods as we continue to enter into arrangements with new customers and also expand our service offerings to existing and new customers.

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

In the nine months ended September 30, 2004, we had two customers that accounted for greater than 10% of our total revenues in the amount of $3.2 million and $656,000.  In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $3.4 million and $457,000.

Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2004 were $2.7 million, or 49% of total revenues, an increase of $669,000 from $2.1 million or 43% of total revenues for the same period in 2003.  This increase was primarily due to service segment costs increase of $844,000 required to fulfill the increased activity in new service orders.  Services segment cost of revenue had a higher percentage cost of revenue as compared to our systems segment.

Cost of systems revenue for the nine months ended September 30, 2004 were $56,000, or 2% of total cost of revenues, a decrease of $175,000 from $231,000, or 11% of total cost of revenues for the same period in 2003.  The decrease is primarily due to a decrease in the sale of third-party software and hardware.   Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Cost of service revenue increased for the quarter ended September 30, 2004 as compared to the same quarter in 2003 primarily because of a higher level of professional services activity and resultant revenues caused by increased customer demand.  We have realized some inefficiency with the increased activity necessary to meet customer requirements.  We are taking steps that will include implementing new systems of control that should result in increasing efficiencies during 2005.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses for the nine months ended September 30, 2004 were 971,000, or 17% of total revenues, an increase of $185,000 from $786,000, or 16% of total revenues for the same period in 2003.  This increase primarily resulted from labor costs associated with our increased activity for new products development.

Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies.  We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort we work closely with our customers, end-users and leading technology partners in tailoring new features that are incorporated into future versions of products available to all customers.

Sales and Marketing

Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales and marketing activities, trade shows, marketing materials and related costs.  Sales and marketing expenses for the nine months ended September 30, 2004 were $1.3 million, or 24% of total revenues, an increase of $553,000 from $770,000, or 16% of total revenues for the same period in 2003.  This increase was primarily due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness.  During 2004, we hired additional sales personnel, including a senior vice president of sales and participated at several trade shows.  We expect to continue to expand our sales and marketing efforts in future periods.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, administrative, facilities and information services personnel, facilities and other general corporate expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $1.3 million, or 24% of total revenues, an increase of $42,000 from $1.3 million, or 27% of total revenues for the same period in 2003.  This increase was primarily due to increases in professional services, personnel, contract labor and facilities costs.

Depreciation and amortization expense for the nine months ended September 30, 2004 was $180,000, a decrease of $117,000 from $297,000 for the same period in 2003.  This decrease resulted from certain fixed assets acquired in 1999 became fully depreciated during 2003.

Interest and Other Expense, Net

Interest and other expense, net consist of interest expense, interest income and net gain or loss from the sale of fixed assets.  Interest and other expense, net for the nine months ended September 30, 2004 was $102,000, a decrease of $17,000 from $119,000 for the same period in 2003.  This decrease was primarily due to the reduction in notes payable outstanding balances, which resulted in lower interest costs.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	September 30,	December 31,	Change
	2004	2003	$	%
	(Unaudited)

Cash and cash equivalents	$2,613	$1,249	1,364	109%
Accounts receivable	792	640	152	24%
Cash, cash equivalents and accounts receivable	3,405	1,889	1,516	80%
Current Assets	3,607	2,078	1,529	74%

Accounts payable and accrued expenses	1,359	912	447	49%
Current portion notes payable	550	303	247	82%
Deferred revenue	563	1,002	(439)	44%
Current Liabilities	2,472	2,217	255	12%
Working Capital	1,135	(139)	1,274	n/a %
Long term notes payable	983	1,622	(642)	(40)%

Overview

Working capital increased to $1.1 million at September 30, 2004, an increase of $1.2 million from a working capital deficit of $139,000 at December 31, 2003.  This increase was primarily due to an increase in cash proceeds from our Private Placement net of related costs, less payments that reduced the balance on notes payable and the net loss for the nine months ended September 30, 2004.  In the first quarter of 2004, we restructured the note payable to Corsair Communications, Inc. (“Corsair”), extending the maturity date of the note from December 2004 to December 2006 and increasing our monthly payments from approximately $25,000 to approximately $50,000 beginning in January 2005.  In June 2004, we made an accelerated principal payment of $250,000 on the same note payable to Corsair, as required under the terms of the restructured note.

Cash and Accounts Receivable

Cash and cash equivalents increased to $2.6 million at September 30, 2004 from $1.2 million at December 31, 2003, primarily from the closing of our Private Placement.  Accounts receivable balance increased to $792,000 from $640,000 at December 31, 2003 primarily due to the increase in revenues from customers to whom we extend credit, and the timing of significant invoices to and collections from customers at the end or beginning of the periods.

Working Capital

Working capital increased to $1.1 million at September 30, 2004 from a deficit of $139,000 at December 31, 2003, primarily from the increase in cash associated with the closing of our Private Placement.  Accounts payable and accrued expenses increased at September 30, 2004 due to incurred and unpaid Private Placement related costs, outside and professional fees, and payroll and related costs.  We restructured the Corsair note payable in March 2004, that previously required monthly payments of $25,000, which now requires monthly payments of approximately $50,000 beginning in January 2005.  This resulted in the current portion of notes payable to increase accordingly.

Cash Flows

Net cash used by operating activities of $836,000 for the nine months ended September 30, 2004 resulted primarily from net loss and increases in accounts receivables and deferred revenues offset by depreciation expense and increases in accounts payable and other accrued liabilities.  Net cash used by operating activities of $60,000 for the nine months ended September 30, 2003 resulted from net loss and increase in accounts receivable, offset by depreciation expense, an increase in accounts payable and a decrease in deferred revenues.  The increase in net cash used by operation of $776,000 for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to the increase in net loss of $630,000 and a decrease in depreciation expense of $117,000 because certain fixed assets became fully depreciated in 2004.

Net cash used in investing activities increased to $232,000 for the nine months ended September 30, 2004, as compared to $43,000 for the same period in 2003, due to the increase in purchases of computer equipment.

Net cash provided by financing activities increased to $2.4 million for the nine months ended September 30, 2004, an increase of $2.4 million from $4,000 for the same period in 2003, due to the 2004 funding of our Private Placement, less our $250,000 principal payment on the Corsair note payable.  The Private Placement provided gross proceeded of $3.3 million, less $458,000 in offering costs that resulted in net proceeds of $2.8 million.

We believe the current cash balance, combined with cash to be provided from future operations will be sufficient to support our working capital requirements through at least the next twelve months.  In future periods, we may seek to finance certain equipment purchases through the issuance of debt or capital lease transactions.  We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

Private Placement

On June 15, 2004, the Company completed a private placement of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds” or the “Institutional Investors”).  In connection with the private placement, the Company also sold shares of its common stock and warrants to other accredited investors (“Accredited Investors”), including but not limited to each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  (Those Accredited Investors who are members of our management are hereafter referred to as “Management Accredited Investors,” and those accredited investors who are not members of our management are hereafter referred to as “Non-Management Accredited Investors.”)  Pursuant to the private placement with the Institutional Investors and the Accredited Investors (the “Private Placement”), the Company issued an aggregate of 14,284,782 shares of its common stock (the “Shares”) and warrants to purchase 7,142,393 shares of the Company’s common stock (the “Warrants”; together with the Shares, the “Private Placement Securities”) for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as “Warrant Shares.”

Additionally, investors participating in the Private Placement received a Warrant to purchase one share of common stock for each two Shares purchased. The effective price in the Private Placement was $0.23 for each unit.  The Warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds bringing the total gross proceeds of the Private Placement to approximately $5.3 million upon full exercise of the Warrants.  There can be no assurance that any or all of the Warrants will be exercised.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants.  Such amount is presented in the “Warrants” line item on the Company’s September 30, 2004 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described in Note 4 to the Condensed Unaudited Consolidated Financial Statements.

Pursuant to the Private Placement purchase agreement (“Purchase Agreement”), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors.  The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period.  Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, a “resale” registration statement with the Securities and Exchange Commission (“SEC”), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors.  The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.  Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.

In connection therewith, the Non-Management Accredited Investors entered into the Institutional Investor Agreements.  The Company and each of the Management Accredited Investors executed a Purchase Agreement and a Registration Rights Agreement, and the Company issued Warrants on terms no more favorable than as offered to the Institutional Investors.  Additionally, each of the Management Accredited Investors was required by the Institutional Investors to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of the Company’s common stock owned by such person as set forth in the Lock-Up Agreement.

Registration Rights Agreements

Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 30, 2004, to enable shares to be resold thereunder.  If such registration statement had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement is not filed (“Liquidated Damages”).

•                  Upon demand by any investor and upon any change in the price of the Warrants such that additional shares of common stock become issuable upon the exercise of the Warrants (“Additional Shares”), the Company is obligated to file a registration statement on Form SB-2 covering the resale of the Additional Shares.  If the Company does not file such registration statement within five days of an investor’s demand, the Company will pay Liquidated Damages to each investor.

•                  Within ten days of the Company becoming eligible to use a registration statement on Form S-3, the Company is obligated to file a registration statement on Form S-3.  If such registration statement is not filed with the SEC on or before such time, the Company will pay Liquidated Damages to each investor.

The registration statement filed with the SEC on July 30, 2004 was declared effective by the SEC on September 10, 2004.  Subject to certain conditions, the Company will use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k). Further, the Company will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

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

Warrant holders do not have any of the rights or privileges of the Company’s stockholders, including voting rights, prior to exercise of the Warrants. The Company has reserved sufficient shares of authorized common stock to cover the issuance of common stock subject to the Warrants.

The Warrants issued to the Management Accredited Investors contain terms that no more favorable than those described above.

Lock-up Agreements

Pursuant to the terms of the Lock-Up Agreement, each of the Management Accredited Investors has agreed that he will not sell any shares of the Company’s common stock, any options or warrants to acquire the Company’s common stock, or any securities convertible into its common stock, whether now owned or hereafter acquired, before the earliest of:

•                             December 15, 2005 (18 months from the closing of the Private Placement);

•                             the end of a period of 20 consecutive trading days, which period commences December 15, 2004 (after the six-month anniversary of the closing), for which the closing bid price of a share of the Company’s common stock as reported on Bloomberg equals or exceeds $0.60;

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

•                             a “Change in Control” as defined in the Lock-Up Agreement; or

•                             the termination of such respective selling stockholder’s employment with the Company other than for cause (as such term is defined below) (the earliest of such dates, the “Restricted Period”).

Notwithstanding the foregoing, subject to applicable law and any policies or procedures regarding the sale of stock by affiliates of the Company, during the Restricted Period, Messrs. Joseph Simrell, John Faltys, and David Haynes each may sell his shares for aggregate gross proceeds not to exceed $100,000 if such selling stockholder first gives the Institutional Investors at least five business days’ prior written notice of any proposed sale and shall sell such shares to the Institutional Investors at such prevailing market prices if the Institutional Investors so elect.

Largest Customer Announces Intention to Merge

In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company, and recently announced that the shareholders of each company voted to approve the pending merger.  As of the date of this Quarterly Report, this customer’s contemplated merger has not had any material adverse effect on its business relationship with us.  Based upon conversations with our customer, we do not currently anticipate that its contemplated merger will have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in this customer’s business relationship with us, or if this customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition could be materially and adversely affected.  Our license and services agreement with this customer expires in December 2005 according to its terms.  The accounts receivable balance this customer owed us at September 30, 2004 was $351,000, which we substantially collected after September 30, 2004.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $868,000 and $238,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively; and $279,000 and $463,000 for the years ended December 31, 2003 and December 31, 2002, respectively. We had an accumulated deficit of $13.6 million as of September 30, 2004, and we could incur net losses for the foreseeable future.  The accumulated deficit amount includes $7.7 million of purchase price Goodwill amortization expense and writedown.  The amount of the writedown of Goodwill was $5.6 million as a result of the annual impairment test conducted in 2001, as required by FASB Statement No. 142.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Our total revenues from our two largest customers during the nine months ended September 30, 2004 and 2003, represented approximately 69% and 81%, respectively, of total revenues. Two customers individually accounted for 10% or more of our total revenues during the nine months ended September 30, 2004 and 2003. Our total revenues from our two largest customers during the years ended December 31, 2003 and 2002, represented approximately 78% and 86%, respectively, of total revenues. Only one customer individually accounted for 10% or more of our total revenues in 2003. while, two customers individually accounted for 10% or more of our total revenues in 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.

Largest customer announces intention to merge.

In March 2004, our largest customer announced its intention to merge its business with another wireless telecommunications company, and recently announced that the shareholders of each company voted to approve the pending merger.  As of the date of this Quarterly Report, our customer’s contemplated merger has not closed or had any material adverse effect on its business relationship with us.  Based upon conversations with our customer, we do not currently anticipate that its contemplated merger will have an immediate, material adverse effect on its business relationship with us. However, if there is a material adverse change in our customer’s business relationship with us, or if our customer materially and adversely changes its business relationship with us from our current relationship and the position that we believe it has communicated to us most recently, our business, operating results, and financial condition would be materially and adversely affected.

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

If the multi-service operator (“MSO”) market does not expand as we anticipate, our future growth and success could be limited.

The market for MSOs to provide communications services using internet protocol networks (“IP networks”) is in its early stages. We believe this market shows signs of growth opportunities for our products and services. However the revenue opportunities in the MSO market are dependent on certain factors, including the following:

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

We have recently completed the Private Placement, raising approximately $3.3 million in gross proceeds. We plan to use a portion of the net proceeds to stimulate our growth. We expect our growth could place significant demands on management as well as on our administrative, operational and financial resources and controls. If we fail to manage our growth effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

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

Certain segments of the communications industry are experiencing significant consolidation, while other segments are expanding. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated communication service providers (“CSP”) have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If we are forced to compete with a small number of incumbent operations support systems (“OSS”) providers in selling products and services to large CSPs, our business may be harmed.

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

An increasing number of contracts we enter into are multiple years in length and include recurring fees related to licensing and services. If our customers exercise early termination provisions or experience a decline or lack of volume, our revenue could be harmed.

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

We have in the past experienced delays in releasing new software products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchasing or licensing our software products.

We face intense competition from companies that may have greater resources than we do, and if we are unable to compete with them effectively, then our business may suffer.

The market for our products is very competitive. The recent economic downturn in the communications industry has resulted in fewer sales opportunities, which in turn has resulted in more competition for each sales opportunity that exists. We expect this trend to continue until the economic conditions in the communications industry improve. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from outside suppliers.

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

We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our products to our customers’ operations, undetected errors are of particular concern. Computer software such as ours always contains undetected errors. The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

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

We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International customers represented approximately 15% and 16% of our total revenue for the nine months ended September 30, 2004 and 2003, respectively, and 16% and 22% of our total revenue for the years ended December 31, 2003 and 2002. We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets will require significant management attention and may require additional financing.

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

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 6 of the “Notes to Consolidated Financial Statements” for the year ended December 31, 2003, for a more detailed presentation of our accounting for stock-based compensation.

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

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or the Pink Sheets which could effect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 45.9% and 21.3%, respectively, of our voting stock, the voting power of other stockholders may be limited.

Persons affiliated with the Special Situations Funds beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 45.9% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.3% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or in pursuing alternative strategies.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

PART II OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, we issued 250,000 shares of our common stock to a warrant holder, a member of our board of directors, upon the exercise of a warrant granted to him in April 2004, under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, we issued warrants to purchase 25,000 shares of common stock to a principal of one of our investment advisors, under Section 4(2) of the Securities Act of 1933, as amended.  The warrants were issued at an exercise price of $0.22, the then fair market price of the Company’s common stock on the date of grant.  The warrants are scheduled to vest proportionately every three months over a two-year period beginning on the grant date.  The warrants are scheduled to expire on August 15, 2014.  The fair value of the warrant granted was estimated on the date of the grant using Black-Scholes option-pricing model.

Item 6.           Exhibits

(a) Exhibits

Exhibit Number	Description of Document

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

November 15, 2004	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President and acting Chief Financial Officer