Form 10KSB
period 2004-12-31
PRIMAL SOLUTIONS INC
filed 2005-03-31
CIK 1124217

As filed with the Securities and Exchange Commission on March 31, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:	$7,608,886

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2005	$7,217,335

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 21, 2005:	36,252,991

Transitional Small Business Disclosure Format	Yes ☐	No ☒

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

Industry Background

From 2000 to 2002, the communications industry experienced a world-wide economic downturn caused by several factors including excess capacity, high debt levels and price erosion.  Overall capital spending declined because large, established communications service providers, or “CSPs,” focused on improving financial results, and the number of start-up or emerging CSPs shrunk through market consolidation and lack of sustainable, profitable business models.

During 2003, the communications industry showed signs of improvement and increased capital spending in certain segments.  Specifically, the communications industry demonstrated more willingness to increase spending primarily on operations support systems, or “OSS,” for next generation Internet protocol networks or “IP Networks,” although CSPs continued to exhibit great caution related to overall spending.

During 2004, the telecommunications industry and the US sector in particular, as measured by the Dow Jones US Telecommunications Index, ticker: IYZ, continued to show modest but steady growth.  This growth was similarly reflected in the OSS sector, which increased commercial software spending 10% from $1.79 billion in the third calendar quarter in 2003 to $1.97 billion in the third calendar quarter in 2004.

Additionally, in 2004 the telecommunications industry made a dramatic shift away from older, time division multiplex or TDM-based telephony toward internet protocol based telephony, or “IP telephony,” and shipment of new Voice-over-IP, or “VoIP” lines or connections grew from 8.8 million lines to 17.0 million while shipment of TDM lines declined from 31.7 million to 26.2 million.  We expect that in the first half of 2005, the growth in IP telephony lines will surpass TDM lines.

More significantly for Primal:

•                  Cable VoIP subscribers in North America increased from almost 50,000 in 2003 to 500,000, or 900%  in 2004, with two multiple system operators (MSOs) accounting for most of the increase.

•                  Cable broadband subscribers increased from 17.7 million in 2003 to 22.4 million in 2004.

•                  North American cable companies increased their investments in VoIP equipment from $63 million in 2003 to $123 million in 2004.

•                  VoIP penetration in the market is expected to increase from 2% in 2004 to 15% in 2007.

Because of the dramatic shift toward IP telephony, CSPs continue to face some of the most severe challenges in their histories.  The economics of IP telephony in general and VoIP in particular are forcing CSPs to cut costs while simultaneously expanding their portfolios of service offerings.   This in turn is putting enormous pressure on existing systems and IT departments to purchase and implement new, cost-effective OSS solutions, designed to work with IP infrastructures.

Historically, large CSPs evolved their networks and OSS slowly and systematically over long periods of time.  Generally, their networks and OSS were designed and optimized primarily for a single service offering, typically the telephone.  As CSPs began to offer more services, such as high speed Internet, they installed parallel networks and OSS to facilitate those additional services.  In general, CSPs made additional services available if and when they fit into the OSS and network management models.  Because of this approach, CSPs introduced new services slowly which were expensive for the subscribers.  If major new capabilities in the OSS or network were required for these new services, the time to market for the new services could often be measured in years.

As competition has become more prevalent, CSPs have attempted to add new and distinct services, bundle services in new ways, become more competitive in pricing, provide near-real-time customer access to information, and improve customer relationship management "CRM".  In short, customer needs and desires, instead of technical capabilities, have become a significant driving force in determining what services the CSPs offer. Additionally, pricing and bundling of services have become more points of differentiation among CSPs and information from the OSS is needed quicker and in different and new formats for different customers.

CSPs initially reacted to these challenges, in increasingly shorter timeframes, by adding OSS that provided incremental functionality, but without true integration of the OSS.  As additional OSS were added, problems such as data integrity issues across these systems and inflexible system architectures created challenging OSS evolution issues, introduced additional costs, and slowed time-to-market for new services as convergent systems were introduced to replace multiple “legacy” systems.

The traditional architecture of existing OSSs billing systems present a major implementation challenge for a truly convergent OSS operator.  Future OSS architectures that utilize databases, product catalogs, and mediation systems external to the billing system provide substantial OSS implementation benefits and simplify OSS evolution.

As competition continues to evolve, we believe that CSPs will be required to reduce costs and continue to expand service offerings.  This will lead to a new set of challenges, such as, how can the functionality of the OSS be increased while reducing costs, increasing throughput, and improving operating performance; what can be done to extend the life of existing systems that remain a part of the OSS; can the new OSS infrastructure easily evolve as new services are offered and evolve in their complexity; can the intelligence in the OSS and network be capitalized to increase revenue and profitability; and what role will service level agreements “SLA” and quality of service requirements play in usage billing for services?  We anticipate that these and other challenges will drive CSPs to attempt to create dynamic mediation environments that enable the transfer of information, in whatever format is required, to whichever systems, processes, customers or trading partners need the information.

We believe an effective mediation strategy becomes the foundation for the evolution of the OSS into the next generation multi-service environment. Multi-service mediation acts as the conduit between and the building block for service activation, pre-paid and post-paid accounting, event rating, and integration of detailed usage information into customer relationship management systems.

Our Business Focus

Primal Solutions, Inc., and its wholly-owned subsidiary Wireless Billing Systems (“Primal” or the “Company”), deliver software and service solutions that enable CSPs to generate revenues and create actionable business information from the data produced when individuals or businesses consume services or transact business over IP networks.

Primal develops technologies and delivers business solutions for broadband services companies offering VoIP, high speed data over cable, and other new-generation, convergent communications and content services.  The growth in IP-based services and especially VoIP during 2004 has underscored Primal’s belief that its greatest opportunities exist in serving CSPs who are using IP networks to offer multiple converged services, including voice, data, and video.

Primal’s real-time, high-volume, multi-service mediation, rating and data management technologies provide the basis of our solutions. We currently market these technologies as Connect IXC™, Access IM®, Connect RTR™, Connect Prepay™, and Connect CCB®.   Our professional services teams use these technologies to create solutions that enable CSPs to:

•                                          Attract and retain customers by offering VoIP, high speed data, video and other new-generation service offerings delivered over broadband infrastructures, especially cable and passive or active fiber optic networks;

•                                          Deploy new-generation IP technologies such as softswitches that can dramatically drive down network infrastructure costs;

•                                          Deploy new services and service combinations such as ‘triple play’ (voice, data and video), quad-play, (voice, data, video and wireless), and eventually n-play offerings that combine communications, content-based and non-communications services, such as utility or security services;

•                                          Deploy new community broadband operations that are bringing the benefits of new-generation communications services to small and rural communities across America;

•                                          Offer usage-based and transaction-sensitive service offerings that are both competitive and profitable;

•                                          Rate and otherwise manage service consumption in real time or post transaction environments;

•                                          Turn high volumes of usage and transaction data into usable, actionable business information;

•                                          Use IP transaction data to make accurate, informed business decisions about service offerings, pricing strategies, customer behavior, and risk;

•                                          Use usage and customer data to assure settlements and reconciliation accuracy with third-party services providers;

•                                          Prevent revenue leakage and network abuse by understanding and managing customer usage and transaction patterns.

Markets Served

Primal serves three primary markets:

•                                          Cable multi-system operators or “MSOs” – Large US cable companies operating multiple cable systems that are rolling out VoIP and high speed data and other IP-based communications services to their consumers and businesses

•                                          Managed services providers or “MSPs” – US or international companies offering managed VoIP, central office exchange services designed to manage multi-user phone systems used by businesses to control the routing of inbound and outbound calls and related solutions to enterprises and other groups or institutions

•                                          Community broadband, or “rural broadband” – typically public or private US entities deploying fiber broadband operations in the United States

Cable MSO Market – Primal’s solutions are enabling MSOs to change the way they do business while they also roll-out, bill for, and manage new services such as VoIP and high speed data.

In the United States, MSOs have become powerful forces in consumer communications, and increasingly they are introducing consumer offerings as well as new business services, particularly for small and medium enterprises. After years of upgrading networks to support two-way and IP-based technologies, MSOs are now well-positioned to deliver both true two-way broadband, as well as compelling new communications services alongside or bundled with traditional TV and content-based services. In addition, MSOs have been working diligently in recent years to shed old reputations for high price and poor service, and increasingly the US public is responding by selecting cable over digital subscriber line (DSL) offered by phone companies or satellite services. Top-tier MSOs are also actively enriching their portfolios by entering into agreements with cellular providers, which allow those MSOs to support a range of broadband access technologies and a wide range of content and communications services.  For these reasons, MSOs are becoming an increasingly serious threat to incumbent wireline and wireless providers.

Primal believes that MSOs will continue to take market share and grow revenues over the next several years.  Therefore, we work closely with our, MSO clients to establish Primal as a strategic solution provider (rather than simply a vendor), and align our products roadmaps to meet our clients’ needs and provide critical windows of opportunity for our products and our business.

Managed Services Provider (MSP) Market – Primal is enabling MSPs to change the way businesses and institutions manage their communications infrastructures and services.

MSPs provide businesses and institutions of all sizes with options for managing voice and data services and for controlling communications costs and resource requirements. By outsourcing to an MSP, businesses and institutions can combine their voice, collaborative communications and data services over a single converged IP infrastructure.  By doing so, users of MSPs can reduce their capital expenditures and operating costs, obtain higher quality communications services and permit personnel to focus on primary business activities.

Primal provides the critical applications software and services that can enable MSPs to collect high volumes of complex data created by IP network elements and applications, and to use this data to offer usage-based as well as flat rate pricing, and service offerings and price plans that take into account quality-of-service and service level agreements.

Community Broadband Market – Primal provides business-critical software solutions that help governmental and private entities cost-effectively and efficiently roll out broadband communications services to their constituencies in small communities and rural areas in the United States.

Many small communities and rural areas in North America still lack the comprehensive communication services now generally available in metropolitan service areas.  This lack of services is a significant disadvantage for communities seeking to attract businesses, grow their economies and improve the quality of life for their citizenry. Local municipalities, electric utilities, planned community developers, and others are addressing this lack of services by rolling out fiber networks that deliver new-generation communications services to residential and commercial premises.  These providers typically recognize that, to be economically viable, they must offer at least the “triple play” combination of voice, video and high speed Internet.  Many providers are anticipating additional offerings in the near future, such as online gaming, tele-medicine, remote learning, tele-working, hosted business services and other offerings that require next generation broadband networks.

Primal has experience in and understands community broadband's unique needs. Primal has adapted its sales and delivery strategies to fit the cultural and operational needs of community broadband providers, most of whom have limited telephony and IP services experience and who serve customers with different communications needs and service preferences when compared to customers in large, urban markets.

Primal intends to leverage its track record serving community broadband provider customers, including utilities to become the vendor of choice for billing and customer service solutions in this market segment.  Primal’s Connect CCB™ is a cost-effective and integrated product tailored to the needs of community broadband. Primal helps its customers implement not only their software, but also the business practices to ensure efficient operations and especially as these relate to defining multi-service products, rolling out new services, pricing and bundling offerings, and managing customer service, provisioning and billing.

Products and Services

Through 2004 Primal marketed five branded products or solutions as follows:

•                  Access IM® - a high-volume mediation solution that collects, stores, and correlates usage data from multiple IP communications network sources;

•                  Connect RTR™ - a flexible real-time rating engine;

•                  Connect Prepay™ - a balance management solution for long distance voice and other services;

•                  Connect IXC™ - an integrated IP mediation and rating solution that includes Connect IM and Connect RTR; and

•                  Connect CCB® - an integrated customer care and billing solution that includes order management, payment processing, credit and collections, rating, invoice processing, reporting, flow-through provisioning, and online care.

Beginning in 2005, we initiated product management and development activities intended to enhance product capabilities, attract more business, deliver greater value to our clients, support more cost-effective implementations and deliver greater value to our stockholders.  As of March 2005, we no longer market Access IM, Connect RTR, or Connect Prepay as separate products. The features of these products are being integrated into Connect IXC or Connect CCB to create two new and enhanced solutions platforms that we expect to reintroduce to the marketplace in mid-2005.  The evolution of our platforms will better position us to meet the needs of service providers and key partners to whom we market our Connect IXC platform and the significantly different economic, technical and business needs of emerging community broadband providers to whom we market our Connect CCB product.

Connect IXC – With Connect IXC, Primal is enabling MSOs and other CSPs to change the way they manage usage data produced when transactions occur over convergent broadband IP infrastructures.  Connect IXC was designed to operate in high-volume, real-time environments and enables clients to capture, transform, analyze, correlate, and communicate information about IP usage and transactions.  Connect IXC is also enabling clients to disintermediate legacy billing and operations support systems that are unable to support real-time transactions, IP environments, or convergent multi-services environments.  Capabilities of this highly scalable product include:

•                                          Intelligent IP mediation:  Features that reliably and intelligently capture, transform, manage and store the high-volumes of data produced by transactions over broadband networks

•                                          Real-time and post-transaction rating, charging, and balance management:  Features for processing calls, events or session-based transactions; for managing rate plans, rate-plan ‘what-if’ and comparative analysis, and for balance management required by pre-pay and post-pay business models

•                                          Data analysis and correlation features:  Features to provide decision maker analysis and reports that help clients address business challenges and risks related to settlements, reconciliation, revenue leakage, fraud and other types of usage-related issues

•                                          Web-based portal:  Features to enable clients easily and securely to view and use data managed through Connect IXC

Connect CCB - Integrated multi-service customer care and billing - Connect CCB is an integrated, end-to-end customer care, provisioning, and billing solution especially tailored for community broadband providers offering voice, data, video and other services. Connect CCB’s features support order management, provisioning, customer service management, invoicing, electronic bill presentment, payment processing, credit and collections, workforce management and management reporting.

Delivery Models and Services

Primal delivers solutions under either license arrangements or subscription-based managed services offerings.  Licensed solutions are sold to clients who intend to host and operate their solutions, and require a one-time, up-front, right-to-use license fee plus annual maintenance fees.  Managed solutions are those where Primal hosts, manages, maintains and supports solutions on behalf of the client.  Managed solutions are subscription-based and require volume-based monthly payments that are calculated based on the number of transactions processed or the number of customers managed. Primal also offers a build-operate-transfer model that we refer to as “Soft Landing”.  Under the Soft Landing arrangement, Primal hosts or remotely manages the client’s solution until the client is ready to assume responsibility for operating and managing the solution.  This model minimizes impact on client operations and staffing and is particularly attractive to clients launching new businesses or new services groups.

Services provided to clients may include any or all of the following:

•                  Application management and hosting

•                  Consulting and customization

•                  Implementation and training

•                  Maintenance and support services

Application management and hosting services consist of day-to-day management and maintenance of applications, and, in the case of hosted services, the day-to-day operations of our products.  Managed applications may be physically located in our facilities, in a third-party co-location facility or in our client’s facilities. Hosted applications are operated in our own facilities. Application management and hosting services are provided under separate service agreements that specify the applications and services included in the program and the minimum commitment required by the client.

Consulting services include solution analysis, training, and implementation management.  Customization services represent a small portion of Primal’s business solutions and are typically limited to required interfaces, data analysis and reporting.

Implementation services include program management and services to integrate our products into the client’s environment.  As required, these services also include configuration or customization of our software products to suit our customer’s business needs. Training programs enable users to deploy, use and maintain our products, and may be either classroom or one-on-one sessions held at our headquarters or on location at a client’s facility.

Maintenance and support services are provided under maintenance agreements that are renewable on an annual basis. Maintenance entitles our clients to telephone technical support and routine software maintenance upgrades.  Services are provided from our headquarters in Irvine, California.

Sales and Marketing

Primal maintains a direct sales force, but relies heavily on channel partners and relationships with leading manufacturers of network equipment for leads and prospects.  Primal’s direct sales force focuses on the North America market, however, because our channel partners have significant international sales forces and channels, we are able to extend our reach globally, particularly with respect to the Asia-Pacific and Latin American regions. Because we work with channel partners, many of our transactions are joint solutions. In the US, we prefer to manage sales, contracts and relationships directly with our clients. This approach ensures that we can establish intimate knowledge of each client’s situation and can find the best solution to meet their business needs. For clients outside of the US, we work through our channel partners and their local representatives to ensure successful sales and deliveries. Due to the complex nature of the products and services we sell, our sales cycle may range from 60 days to over a year.

Primal derives the majority of its revenues from products delivered or services performed in the United States of America.  Products delivered or services performed outside the United States of America represented approximately 14% and 16% of our total revenues in fiscal years 2004 and 2003, respectively.  See Note 11 of the Notes to the Consolidated Financial Statements for a summary of our revenue by geographic area.  Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers.

Channels and Business Relationships

Primal has established strong relationships with current and emerging industry leaders, including Cisco Systems, Inc., Sylantro Systems Corp., and ETI Software, Inc.  Primal is actively working to strengthen these relationships and to identify and build additional relationships that will enable us to extend our market reach through either direct or indirect sales channels, obtain and use the latest business intelligence to enhance and extend our products and meet market windows of opportunity, and meet our client needs and satisfy their expectations.

Competition

Primal operates in a mature but evolving market space. Telecommunications markets across the globe are in constant flux as IP broadband penetration rates increase and as convergence of wireless and wireline communications and content-based services and applications becomes more commonplace.  These changes are creating new market challenges and new opportunities. Primal has developed close working relationships with market leaders like Time Warner Cable and Cisco Systems to create new paradigms and to help MSOs and other CSPs adapt business and process information for today’s converged IP-based communications services environment.

Though we face significant competition from various large and mature competitors, internal IT/IS departments, as well as various small niche vendors.  Primal believes it is in a good position to embrace and drive change.  Primal believes it differentiates itself by (a) our exceptionally customer-focused culture, (b) our ability to act and react very quickly on behalf of our customers and partners, (c) our track record of delivery, (d) our unique combination of skills that includes IP network mediation, telecommunications billing and rating expertise, application and database management, correlation analytics and high-volume real-time transaction management, and (e) the price/value quotient associated with the solutions we deliver.

Research and Development

Our research and development team is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms.  Additionally, our research and development team supports pre-sale and customer support activities.  Our research and development team is divided into working groups based on our current line-up of products.  In addition, our product management and professional services staff helps our research and development team identify potential new product features.  For the years ended December 31, 2004 and 2003, our research and development cost expenditures  were $1.2  million and $1.0 million, respectively.

Intellectual Property

We rely upon a combination of U.S. patent, copyright, trade secret and trademark law to protect our intellectual property. We currently have two U.S. patents related to billing and mediation technology. In addition, we have five U.S. registered trademarks and two U.S. copyrights. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

We generally enter into confidentiality or license agreements with employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or develop products with the same functionality as our products. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States of America. In addition, certain of our license agreements require us to place the source code for our products into escrow. Such agreements generally provide that those parties with whom we contract will have a limited, non-exclusive right to use our source code if (1) there is a bankruptcy proceeding by or against Primal, (2) we cease to do business without a successor or (3) we discontinue providing maintenance and support.

Our success and ability to compete are substantially dependent upon our internally developed technology. However, portions of our products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. We may have to rely on third-party software vendors and developers to a larger degree in future products. Although we believe we could find other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source.

Employees

As of March 28, 2004, the Company had 45 full-time employees, none of whom is represented by a union.  The Company believes that its relationship with its employees is good.

RISK FACTORS

Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this annual  report.

Risks Related to Our Business and Our Marketplace

Our largest customer has elected not to renew its license and services agreements.

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms in December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

Revenue from this customer represented approximately 56% or $4.3 million based on total revenues of $7.6 million for the 12 months ended December 31, 2004, and approximately 69% or $4.5 million based on total revenues of $6.5 million for the fiscal year ended December 31, 2003.  The related costs of revenues include staffing, management and overhead costs.

As discussed elsewhere in this Annual Report, we have increased our sales and marketing staffing and efforts, and are currently evaluating other strategic initiatives as part of our effort to increase revenues from other sources.  In 2004, we worked to decrease the percentage of revenue that our largest customer represents through expanding relationships with other customers and through increased customer acquisition activities. Unless we are able to increase our revenue from other sources, reduce our costs, or raise additional funds, the loss of revenue attributable to this customer may harm our business in the future.  We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset the loss of revenue associated with this customer, if at all.  Further we cannot be certain that additional financing will be available to us on acceptable terms if and when required, or at all.

If we are unable to replace the loss of revenue associated with this customer, we might need to reduce our operating costs, which could cause difficulty in maintaining and growing the customer base, decrease our ability to attract and retain key employees and could result in a reduced stock price among other things.

Our revenues are generated from a limited number of customers and our customer base is concentrated.

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Excluding revenues attributable to our largest customer, total revenues from our second largest customer during the 12 months ended December 31, 2004 represented approximately 13% of total revenues.  The loss of an additional large customer would cause our business to be further harmed and, if a large contract is cancelled or deferred or expires or if an anticipated contract does not materialize, our business would be harmed.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $1.2 million and $278,000 for the years ended December 31, 2004 and December 31, 2003, respectively, and we could incur net losses for the foreseeable future.  As of December 31, 2004, we had an accumulated deficit of $13.9 million (which accumulated deficit includes $7.7 million of purchase price goodwill amortization expense and write-down, of which $5.6 million of Goodwill was written down in connection with our annual impairment test conducted in 2001, as required by FASB Statement No. 142).

We will need to generate additional revenues from the sales of our products and services or take steps to reduce operating costs further to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability.  Any increase in the percentage of our revenues attributed to indirect channels and services, both of which generally have lower margins, will lower our gross margins.

In 2003, we established a new subscription-based recurring license fee software licensing model for new Connect IXC and Access IM customers that allow them to pay a monthly fee based on the number of subscribers and/or transaction volumes associated with our products, as compared to an up-front one-time license fee.  Under this subscription-based recurring payment pricing model, revenue from customers is expected to grow as their subscriber base and/or transaction volumes grow and, thus, revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years.  If our new customers do not or are not able to increase the number of subscribers as they expect, our revenues could be lower than anticipated.

If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts and investors and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

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

If the multi-systems operator “MSO” market does not expand as we anticipate, our future growth and success could be limited.

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

We completed a private placement in June 2004, raising approximately $3.3 million in gross proceeds. We have used and plan to continue to use a portion of the net proceeds to stimulate growth by and among other things, continuing to expand our sales and marketing efforts.  We expect growth could place significant demands on management, as well as on our administrative, operational and financial resources and controls. If we fail to manage any growth that we may achieve effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

Our future success depends on our ability to attract and retain qualified personnel.

We expect to continue hiring sales, support, marketing and administrative personnel as needed. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success to recruit, train, and retain qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

Our future success depends to a significant extent on the continued services of our senior management. If we lose the services of any of our senior management and are unable to hire suitable replacements, our business could be harmed. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to serve our existing customers effectively and compete for new business, either of which could adversely affect our business and results of operations.

Certain portions of the communications industry are experiencing consolidation, which may reduce the number of potential clients for our software.

Certain segments of the communications industry continue to experience significant consolidation, while other segments are expanding. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In the future, there may be fewer potential clients requiring our products, increasing the level of competition for new customers. In addition, larger consolidated communication service providers have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If we are forced to compete with a small number of incumbent operations support systems providers in selling products and services to large CSPs, our business may be harmed.

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

Some of our clients and potential clients are new entrants to the communications market and have limited or no operating histories and limited financial resources. These clients often must obtain significant amounts of financing to fund operations and to deploy their networks. We frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after we have begun working with them, or are not able to implement their business plans successfully, our results of operations may be harmed. In addition, because of recent and current economic conditions, these companies are experiencing difficulty in obtaining adequate financing.

Our growth depends on the commercial acceptance of our products for IP networks, and it is uncertain to what extent the market will accept these products.

Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses of these products and related services. Our business will be harmed if our target customers do not adopt and purchase or license these software products. The market for IP network mediation and rating software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our future revenues will also depend on our customers’ licensing software for additional subscribers or for additional event records. Their failure to do so could harm our business.

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

We sell and license our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force. Our ability to increase revenues significantly will suffer if we fail to attract and retain qualified sales personnel.

During 2003 and 2004, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

We face intense competition from companies that may have greater resources than we do and, if we are unable to compete with them effectively, then our business may suffer.

The market for our products is very competitive.  During 2000 to 2002, the economic downturn in the communications industry resulted in fewer sales opportunities, which in turn resulted in more competition for each sales opportunity that existed.  Since 2002, the communications industry has been and continues to show signs of improvement and increased capital spending in certain segments.  Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than obtaining them from outside suppliers.

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

We depend on our intellectual property and litigation regarding our intellectual property could harm our business.

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

We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability will be adversely affected. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs, a loss of anticipated cash flow, or may cause revenues to be recognized in periods other than as initially expected or forecast.

Barriers to international expansion could limit our future growth.

We are considering an expansion of our international operations, and in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business.  While our revenues attributable to international operations during 2004 have increased, the percentage of our revenues attributable to international operations relative to total revenues has decreased.  International customers represented approximately 14% and 16% of our total revenue for the years ended December 31, 2004 and 2003.  We conduct our international sales primarily with partners with operations around the world.  Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

Our international operations face numerous risks. Our products must be localized—customized to meet local user needs—in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. In addition, we have only a limited history of marketing, licensing, selling and supporting our products and services internationally. As a result, we may need to focus on entering into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

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

Our operating results may be affected when we are required to change our accounting for employee stock options.

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment”.  This standard revises APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation currently adopted by the Company.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The effective date of this standard will be January 1, 2006.  Our operating results could be negatively impacted as a result of the additional expenses associated with the expensing of stock options under this new standard.  Management is currently assessing the extent of the negative impact, if any, that this new standard will have on the Company’s financial statements.  See Note 6 of the “Notes to Consolidated Financial Statements” for the year ended December 31, 2004, for a more detailed presentation of our accounting for stock-based compensation.

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

A significant number of shares of our common stock are freely tradable.  Additionally, we registered, as part of a 2004 registration statement, shares representing 77.0% of our issued and outstanding common stock as of March 2, 2005 and 63.4% after issuance of all currently un-issued shares included in the Registration Statement. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  Currently, the Registration Statement is not effective due to the passage of time.  If a post-effective amendment to the Registration Statement is filed and declared effective, the shares covered by such Registration Statement will again be freely tradable.

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

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink Sheets, which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the NASD, that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.  Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  If we fail to do so, our shares may no longer be quoted on the OTC.

 We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 45.8% and 21.4%, respectively, of our voting stock, the voting power of other stockholders may be limited.

Persons affiliated with the Special Situations Funds beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 45.8% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.4% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or in pursuing alternative strategies.

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

Item 2. Properties

We do not own any real estate properties, but lease approximately 13,500 square feet of general and administrative office space in Irvine, California.  Our monthly rent payment is approximately $33,000.  Our lease expires in April 2007.  In February 2004, we entered into a lease agreement for an additional 7,000 square feet which includes a data center and general and administrative office space in Irvine, California with a monthly rent payment of approximately $9,000 through May 2006.  We also lease an executive suite in Amsterdam, The Netherlands on a monthly basis.  Our monthly rent payment for the executive suite is approximately $700.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

On November 12, 2004, the Company held its 2004 Annual Meeting of Stockholders.  At the Annual Meeting, the Company’s Stockholders were asked to vote upon, either in person or by proxy, the Company’s 2004 Flexible Incentive Plan, the election of the Company’s Board of Directors and ratification of the appointment of Haskell & White LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

At the conclusion of the Company’s 2004 Annual Meeting of Stockholders, all matters submitted to stockholder vote were approved.  The following is a summary of the results of the Company’s 2004 Annual Meeting of Stockholders:

Proposal	For	Against Or Withheld	Abstain*

Election of Joseph R. Simrell to Board of Directors (1)	29,109,271	16,000	n/a

Election of David Haynes to Board of Directors (1)	29,109,271	16,000	n/a

Election of John Faltys to Board of Directors (1)	28,699,959	425,312	n/a

Election of Louis A. Delmonico to Board of Directors (1)	29,109,271	16,000	n/a

Election of John E. Rehfeld to Board of Directors (1)	29,109,271	16,000	n/a

Approval of Company’s 2004 Flexible Incentive Plan	19,733,760	1,438,273	416,812

Appointment of Haskell & White LLP as the independent certified public accountants of the Company for the fiscal year ended December 31, 2004	25,639,566	10,000	1,700

*Excludes 8,258,351 broker non-votes

(1) To serve until his successor is duly elected and qualified or until his death, resignation of removal from office.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the OTC Bulletin Board since February 2001, and currently is quoted on the OTC Bulletin Board and the Pink Sheets under the trading symbol “PSOL.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2004:
First Quarter	$0.35	$0.21
Second Quarter	0.45	0.20
Third Quarter	0.30	0.12
Fourth Quarter	0.40	0.14

Year ended December 31, 2003:
First Quarter	$0.15	$0.04
Second Quarter	0.07	0.05
Third Quarter	0.18	0.04
Fourth Quarter	0.40	0.10

As of March 21, 2005, there were approximately 350 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 6. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

General

We deliver software and service solutions that allow the communications service providers to generate revenue from its IP network. Our communications software products and services enable usage-based billing and customer usage management for IP network services without requiring the CSP to undertake expensive changes or upgrades to existing back-office billing and customer care systems.

We have focused our marketing and product strategy around IP networks. We believe that the greatest opportunity for growth in sales of both our products and services will be to CSPs who utilize IP networks for multiple services including voice, data, and video. Our IP mediation system, Access IM®, our event rating system, Connect RTRTM, our integrated mediation, rating and web presentation system, Connect IXCTM, and our customer care and billing system, Connect CCB®, form the foundation for the solutions we provide to customers.

We believe the primary markets that show signs of growth opportunities for our products and services are cable multiple service operators; rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home networks (collectively referred to as “Rural Broadband CSPs”); and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

Our largest customer, which accounted for $4.3 million in revenues during the 12 months ended December 31, 2004 or approximately 56% of total revenues, following the completion of its merger with and into another wireless telecommunications company in November 2004, notified us of its intention not to renew its license and services agreement with us.  This customer accounted for approximately 69% or $4.5 million in revenue based on total revenues of $6.5 million for the 12 months ended December 31, 2003.  Our license and services agreement with this customer is scheduled to expire in December 2005 according to its terms.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

As discussed elsewhere in this Report in June 2004, we issued an aggregate of 14,284,782 shares of our common stock (the “Shares”) and warrants to purchase 7,142,393 shares of our common stock (the “Warrants”) to certain institutional and accredited investors (the “Private Placement”) resulting in gross proceeds of approximately $3.3 million. We have used and plan to continue to use a portion of the net proceeds from the Private Placement to expand the sales and marketing efforts in the near term and for other general working capital purposes.

In 2004, we began expanding our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers. The markets for these products have been and continue to be very competitive. Sales opportunities in the United States have continued to be limited due to the continued constrained economic conditions experienced by the communications industry, although we have begun to see improvements in the marketplace. While we believe there is a good opportunity to sell or license our solutions to Community Broadband CSPs, the sales cycle in this market can be six months or longer because Community Broadband CSPs are frequently local municipal utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Community Broadband CSP attempting to offer new services to its customers. While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.

During 2003 and 2004, we successfully deployed our products and services into the “tier-one” Cable MSO and rural broadband markets, and have continued to focus on these domestic target markets. Additionally, we launched our application management and hosting services during 2003. To date, these services have served, and we anticipate will continue to serve, as an increasingly important element of our growth.

Our other notable activities and accomplishments during 2003 and 2004 were as follows:

•                  Increased our Connect IXC deployment support to a “tier-one” Cable MSO customer to assist this customer in rolling out its voice-over-IP networks (“VOIP”) service to its 31 U.S. cable markets by the end of 2004.

•                  Deployed Connect IXC for another “tier-one” Cable MSO for its rollout of VoIP services that began later in 2004.

•                  Deployed Connect CCB, an integrated customer care and billing solution, and Connect IXC at a municipal utility to support its rollout of VOIP, cable television services, and high-speed data services.

•                  Entered into two multi-year agreements with separate rural municipalities to deploy their operation support systems on a “next generation” network to support voice, video and data services on the same network (“triple play”).

•                  Enhanced our products to provide additional value for the customers in our target markets.

•                  Further established relationships with communication infrastructure providers who are active in the rural broadband market.

•                  Increased our marketing activities to build market awareness of our solutions through increased participation in trade shows and other activities.

•                  Continued assisting our largest customer in migrating from our legacy billing system to our new billing system.

•                  Expanded and strengthened our management team.

During 2003, we increased revenue by $389,000 to $6.5 million for the year ended December 31, 2003 in comparison to the year ended December 31, 2002.  During 2004, we increased revenue by an additional $1.1 million or 17% to $7.6 million for the year ended December 31, 2004.  Despite our improvements, we do not expect to achieve profitability in the near future as we continue to invest in growing our business.

For the year ended December 31, 2004, we increased services revenue $1.2 million or 30% to $5.2 million, as compared to $4.0 million for the year ended December 31, 2003.  This increase came primarily from our application management and hosting services as well as from delivering customer usage analytics products and other new services which we believe will continue to support revenue growth throughout 2005.  By leveraging our application management and hosting services and our approach to solutions delivery, we believe we are able to deliver uniquely-tailored solutions for clients that solve business challenges in time frames that make business sense for their businesses and we are able to create recurring revenue streams over and above those from software maintenance.  We believe that our business model is most successful when we combine our application management and hosting services with delivery of software solutions and when we deliver to each client a series of smaller solutions rather than any single large solution.  We believe that our success is enhanced when we take advantage of opportunities to provide value-added extensions or add-ons to help clients maximize the value they derive from the vast quantities of data created through their day-to-day operations.  Through this approach, we believe that we are able to establish credibility, create strong relationships with our customers, and identify new opportunities to serve our clients as we get to know their needs over time.  This strategy has been used successfully in serving both larger MSOs and other CSPs as well as community broadband providers

We expect revenue to continue to increase in 2005 and we expect services revenue to become a larger portion of total revenue as a result of the deployment of services to more customers. As we continue to build our services offering, we expect margins associated with services revenue to improve as certain fixed costs of services are leveraged to produce more services revenue.

Working capital has significantly improved due to the closing of our $3.3 million Private Placement in the second quarter of 2004.  We increased our cash balances by $1.4 million to $2.6 million at December 31, 2004 compared to December 31, 2003.

The following discussion and analysis provides information that we believe is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this Report.

Spin-Off  of  Primal

We were spun-off as a separate public company by Avery Communications, Inc. (“Avery”) in February 2001. On February 13, 2001 and in connection with the Primal Solutions, Inc. Preliminary Distribution Agreement (the “Distribution Agreement”), dated July 31, 2000, by and among Avery, us, and other parties listed therein, Avery distributed approximately 13.2 million shares of our common stock to Avery’s security holders (the “Distribution”). As part of the Distribution:

•                  Each common shareholder of Avery on February 12, 2001, received one share of our common stock for each share of Avery’s common stock held on that date;

•                  Owners of shares of Avery’s Series A, B, C, D, and E convertible preferred stock received our common stock, in the amount of the preferred stock’s common stock equivalent for each share of Avery preferred stock held on the payment date of the Distribution;

•                  Avery redeemed 7,126,894 shares of its Series G preferred stock from Messrs. John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, and Sanjay Gupta (collectively, the “Old Primal Stockholders”) in consideration of the issuance of 6,207,026 shares of our common stock, each dated February 9, 2001; and

•                  We issued 250,000 shares of our common stock to a former executive officer of Avery.

Selected Financial Information Line Item Explanations

Our revenues are primarily derived from the sale of software licenses and related services to communications and Internet carriers.

System revenues consist of software license fees charged to our customers for their use of our software. Software license fees include one-time and recurring license charges, and license upgrade charges for our communications software products. Software license fees are volume sensitive and generally are based on the number of subscribers, call records, or number of events.

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

We believe that future license revenues will be generated from three sources: license fees from new customers; license fees for new products to existing customers; and growth in our customers’ subscriber bases and call records or events volume, which may lead to increased revenue from these volume-based licenses.

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

General and administrative costs consist of general management and support personnel salaries and benefits, information systems costs, facilities costs, legal and accounting fees, travel and entertainment costs, public company related expenses and other support costs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Statement of Operations Data (in thousands)

	Year Ended December 31,		Change
	2004	2003	$	%
REVENUES:
System revenue	$2,442	$2,549	(107)	(4)%
Service revenue	5,167	3,968	1,199	30%
Total revenues	7,609	6,517	1,092	17%
COST OF REVENUES:
System revenue	96	244	(148)	(61)%
Service revenue	3,620	2,692	928	34%
Total cost of revenues	3,716	2,936	780	27%
GROSS MARGIN	3,893	3,581	312	9%
OPERATING EXPENSES:
Research and development	1,245	994	251	25%
Sales and marketing	1,922	1,050	872	83%
General and administrative	1,798	1,608	190	12%
Total operating expenses	4,965	3,652	1,313	36%
INCOME (LOSS) FROM OPERATIONS	(1,072)	(71)	(1,001)	(1,410)%
INTEREST AND OTHER EXPENSE, NET	(126)	(205)	79	39%
INCOME (LOSS) BEFORE INCOME TAXES	(1,198)	(276)	(922)	(334)%
INCOME TAX PROVISION	2	2	—	—
NET INCOME (LOSS)	$(1,200)	$(278)	(922)	(332)%

Supplemental data:
Depreciation and Amortization	$239	$374	(135)	(36)%

Overview

Total revenues for the 12 months ended December 31, 2004 were $7.6 million, an increase of $1.1 million, or 17%, from $6.5 million for the same period in 2003.  Despite the increase in revenues, the gross margin percentage of 51% was 4% lower than the 55% gross margin percentage achieved in the same period in 2003.  This decline was primarily due to a higher percentage of 2004 revenues from services revenue, a lower gross margin percentage business compared to the systems segment. Operating expenses and net loss for the 12 months ended December 31, 2004 were $5.0 million and $1.2 million, respectively, increases of $1.3 million and $1.0 million, respectively, compared to operating expenses and net loss of $3.7 million and $278,000 for the same period in 2003.  The increase was primarily due to expenses related to expanding the sales and marketing efforts and increased general and administrative expenses attributable to the hiring of additional sales people, expending additional marketing costs to increase sales activity, and increased facility and technology costs.

Total Revenue

Total revenues for the 12 months ended December 31, 2004 were $7.6 million, an increase of $1.1 million or 17% from $6.5 million for the same period in 2003.  This growth was primarily due to increased revenues from implementation services, application management, hosting services and other new professional services.

System revenues for the 12 months ended December 31, 2004 were $2.4 million, or 32% of total revenues, a decrease of $107,000 from $2.5 million, or 39% of total revenues for the same period in 2003.  This is primarily due to a decline in the sale of third-party software and hardware.  Revenues from the sale of third-party software and hardware for the 12 months ended December 31, 2004 were $98,000, a decrease of $185,000 from $283,000 for the same period in 2003.  As we sell or license more solutions to our target customers, we expect to see an increase in license revenues, but not an increase in third-party software and hardware sales. In addition, our increased use of subscription-based licensing and managed-services pricing models is expected to have a greater impact on our system revenues in future quarters, if our customers increase their subscriber bases and transaction volumes after deploying our products and services into their markets. Under these models, we expect that system revenues would increase as our customers’ subscriber bases and/or transaction volumes grow and thus, related licensing revenues would also increase during their contract periods.

Service revenues for the 12 months ended December 31, 2004 were $5.2 million, or 68% of total revenues, an increase of $1.2 million from $4.0 million or 61% of revenues for the same period in 2003.  This growth was primarily due to an increase in application management and monthly recurring hosting services revenue, building customer usage analytics tools and other new services.  Revenue from these services were $1.2 million for the 12 months ended December 31, 2004, an increase of $1.0 million over the same period in 2003.  In 2004, we increasingly assisted our customers in their roll-out of new products and services to target markets and supported them with tools that monitor progress and growth.  We anticipate that services revenues will increase in future periods as we continue to enter into arrangements with new customers and also expand our service offerings to existing and new customers.

Service revenue is primarily due to applications management and hosting services, customer usage analytics services, maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the solution that has been licensed, the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

For the 12 months ended December 31, 2004, we had two customers that accounted for greater than 10% of total revenues in the amount of $4.3 million and $1.0 million, respectively, which represents 56% and 13%, respectively, of total revenues of $7.6 million.  In the same period in 2003,  we had one customer that accounted for greater than 10% of our total revenues in the amount of $4.5 million which represents 69% of total revenues of $6.5 million.

Cost of Revenues

Total cost of revenues for the 12 months ended December 31, 2004 was $3.7 million, or 49% of total revenues, an increase of $780,000 from $2.9 million, or 45% of total revenues, for the same period in 2003.  This increase was primarily due to service segment costs increase of $1.1 million required to fulfill the increased activity in new service orders.  Services segment cost of revenue has a higher percentage cost of revenue as compared to our systems segment.

Cost of systems revenue for the 12 months ended December 31, 2004 was $96,000, or 3% of total cost of revenues, a decrease of $148,000 from $244,000, or 8% of total cost of revenues, for the same period in 2003.  The decrease is primarily due to a decrease in the sale of third-party software and hardware.   Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Cost of service revenue increased for the 12 months ended December 31, 2004, as compared to the same period in 2003 primarily because of a higher level of professional services activity and resultant revenues caused by increased customer demand.  We have realized some inefficiency with the increased activity necessary to meet customer requirements.  We are taking steps that will include implementing new systems of control that should result in decreasing those inefficiencies during 2005.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses for the 12 months ended December 31, 2004  were $1.2 million, or 16% of total revenues, an increase of $251,000 from $994,000, or 15% of total revenues for the same period in 2003.  This increase primarily resulted from labor costs associated with our increased activity for new products development.

Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies.  We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort, we work closely with our customers, end-users and leading technology partners in tailoring new features that are incorporated into future versions of products available to all customers.

Sales and Marketing

Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales and marketing activities, trade shows, marketing materials and related costs.  Sales and marketing expenses for the 12 months ended December 31, 2004 were $1.9 million, or 25% of total revenues, an increase of $872,000 from $1.1 million, or 16% of total revenues for the same period in 2003.  This increase was primarily due to the addition of sales staff to improve our direct sales capabilities and the increase in the marketing activities to improve our marketing awareness.  During 2004, we hired additional sales personnel and participated at several trade shows.  We expect to continue to expand our sales and marketing efforts in future periods.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, administrative, facilities and information services personnel, facilities and other general corporate expenses.  General and administrative expenses for the 12 months ended December 31, 2004 were $1.8 million, or 24% of total revenues, an increase of $190,000 from $1.6 million, or 25% of total revenues for the same period in 2003.  This increase was primarily due to increases in professional services, personnel, contract labor and facilities costs.

Depreciation and amortization expense for the 12 months ended December 31, 2004 was $239,000, a decrease of $135,000 from $374,000 for the same period in 2003.  This decrease resulted from certain fixed assets acquired in 1999 becoming fully depreciated during 2004.

Interest and Other Expense, Net

Interest and other expense, net consist of interest expense, interest income and net gain or loss from the sale of fixed assets.  Interest and other expense, net for the 12 months ended December 31, 2004 was $126,000, a decrease of $79,000 from $205,000 for the same period in 2003.  This decrease was primarily due to the reduction in notes payable outstanding balances, which resulted in lower interest costs.

Income Tax Provision

The income tax provision for the years ended December 31, 2004 and 2003 consisted of the minimum state taxes due to the operating losses for the years.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	December 31,	December 31,	Change
	2004	2003	$	%
Cash and cash equivalents	$2,603	$1,249	1,354	108
Accounts receivable	499	640	(141)	(22)
Cash, cash equivalents and accounts receivable	3,102	1,889	1,213	64
Current Assets	3,225	2,078	1,147	55
Accounts payable and accrued expenses	1,255	912	343	38
Current portion notes payable	634	303	331	109
Deferred revenue	727	1,002	(275)	(27)
Current Liabilities	2,616	2,217	399	18
Working Capital Surplus (Deficit)	609	(139)	748	538
Long-term notes payable	855	1,625	(770)	(47)

Overview

Working capital increased to $609,000 at December 31, 2004, an increase of $748,000 from a working capital deficit of $139,000 at December 31, 2003.  This increase was primarily due to an increase in cash proceeds from our Private Placement net of related costs, less payments that reduced the balance on notes payable and the net loss for the 12 months ended December 31, 2004.  In the first quarter of 2004, we restructured the note payable to Corsair Communications, Inc. (“Corsair”), extending the maturity date of the note from December 2004 to December 2006 and increasing our monthly payments from approximately $25,000 to approximately $50,000 beginning in January 2005.  In June 2004, we made an accelerated principal payment of $250,000 on the same note payable to Corsair, as required under the terms of the restructured note.

Cash and Accounts Receivable

Cash and cash equivalents and Accounts Receivable increased to $3.1 million at December 31, 2004 from $1.9 million at December 31, 2003, primarily from the closing of our Private Placement.  Accounts Receivable balance decreased to $499,000 from $640,000 at December 31, 2003 primarily due to the decrease in revenues from customers to whom we extend credit, and the timing of significant invoices to and collections from customers at the end or beginning of the periods.

Liabilities

Accounts payable and accrued expenses increased  by $343,000 at December 31, 2004 due to incurred and unpaid Private Placement related costs, outside and professional fees, and payroll and related costs.  As mentioned above, we restructured the Corsair note payable in March 2004.  This note previously required monthly payments of $25,000.  Under the new terms, the note now requires monthly payments of approximately $50,000 which began in January 2005.  This resulted in the current portion of notes payable to increase from 2003 to 2004.

Cash Flows

Net cash used by operating activities of $672,000 for the 12 months ended December 31, 2004 resulted primarily from net loss and decreases in accounts receivable, prepaid expenses and other current assets and deferred revenue and by increases in accounts payable and accrued liabilities and accrued salaries and benefits.  Net cash provided by operating activities of $206,000 for the 12 months ended December 31, 2003 resulted from the net loss for the year and the increase in accounts receivable and prepaid expenses and other current assets, accounts payable and accrued liabilities and deferred revenues.  The increase in net cash used by operations of $878,000 for the 12 months ended December 31, 2004, compared to the same period in 2003 was primarily due to the increase in net loss of $1.2 million, an increase in accrued liabilities and a decrease in depreciation expense of $135,000 caused by certain fixed assets becoming fully depreciated in 2004.

Net cash used in investing activities increased to $236,000 for the 12 months ended December 31, 2004, as compared to $98,000 for the same period in 2003, due to the increase in purchases of computer equipment.

Net cash provided by financing activities increased to $2.3 million for the 12 months ended December 31, 2004, an increase of $2.3 million from $42,000 cash used by financing activities for the same period in 2003.  This increase is largely due to the 2004 funding of our Private Placement, which provided gross proceeds of $3.3 million less applicable offering costs for net proceeds of $2.7 million.  In addition, repayments on notes payable totaled $463,000 and included a $250,000 principal payment on the Corsair note payable.

 We believe the current cash balance, combined with cash to be provided from future operations, will be sufficient to support our working capital requirements through at least the next 12 months.  In future periods, we may seek to finance certain equipment purchases through the issuance of debt.  We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, debt financing in 2003 and equity financing in 2004. In 2005, we expect our sources of liquidity primarily will include cash from operations, investment proceeds from our 2004 Private Placement and we may seek additional financing sources.

The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years

Long-Term Debt	$1,644,000	$704,000	$603,000	$337,000	$—

Operating Lease Obligations	1,284,000	546,000	674,000	21,000	43,000

	$2,928,000	$1,250,000	$1,277,000	$358,000	$43,000

There were no commercial commitments outstanding as of December 31, 2004.

Other Events

Our largest customer has elected not to renew its license and services agreements

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

As a result of this event, we incurred a liability for one time termination benefits to be paid to our impacted employees, provided that each impacted employee fulfill his contractual obligations. We announced the terms of such termination benefits to our employees in January 2005. In accordance with SFAS 146 we measured the liability estimated to be approximately $155,000 and will record the charge pro-rata throughout 2005. In accordance with SFAS 146 the estimated liability will be re-measured throughout 2005.

Revenue from our largest customer represented approximately 56% or $4.3 million based on total revenues of $7.6 million for the 12 months ended December 31, 2004, and approximately 69% or $4.5 million based on total revenues of $6.5 million for the fiscal year ended December 31, 2003.  Revenues from our second largest customer during the 12 months ended December 31, 2004 represented approximately 13% of total revenues.  The related costs of revenues include staffing, management and overhead costs.

Private Placement

On June 15, 2004, we sold a total of 14,284,782 Shares and Warrants to purchase a total of 7,142,393 shares of our common stock in the Private Placement. Investors received a Warrant to purchase one share of common stock for each two Shares purchased. The effective price in the Private Placement was $0.23 for each unit. The Warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds, bringing the total gross proceeds of this offering to approximately $5.3 million upon full exercise of the Warrants. There can be no assurance that any or all of the Warrants will be exercised.

Pursuant to the Purchase Agreement, we issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors. We also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period. Additionally, we and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, we agreed to file a “resale” registration statement and maintain and update it as necessary, covering the Shares and Warrants Shares in connection with the Private Placement, no later than July 30, 2004, which securities are part of the subject matter of a registration statement on Form SB-2 filed pursuant to the Securities Act, with the SEC on July 30, 2004, as amended (the “Registration Statement”).  A form of the Purchase Agreement, the Registration Rights Agreement, and Warrant Agreement are filed herewith as Exhibits 10.20, 10.21, and 10.22, respectively (collectively, the “Institutional Investor Agreements”), to the Registration Statement.

As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, we were required to have received gross proceeds from the sale of our common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors. The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of our Board of Directors, our Chief Executive Officer, and our then-current Chief Financial Officer. Accordingly, those accredited investors who are members of our management (hereafter referred to as “Management Accredited Investors,” and those accredited investors who are not members of our management hereafter referred to as “Non-Management Accredited Investors”) contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of our common stock exercisable at $0.28 per share for five years. Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of our common stock exercisable at $0.28 per share for five years.

In connection therewith, the Non-Management Accredited Investors entered into the Institutional Investor Agreements. We and each of the Management Accredited Investors executed a Purchase Agreement and a Registration Rights Agreement, and we issued Warrants to them on terms no more favorable than as offered to the Institutional Investors. Additionally, each of the Management Accredited Investors was required by the Institutional Investors to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of our common stock owned by such person as set forth in the Lock-Up Agreement. A form of the Purchase Agreement, the Registration Rights Agreement, Warrant Agreement, and Lock-Up Agreement entered into with the Management Accredited Investors are filed herewith as Exhibits 10.23, 10.24, 10.25, and 10.26, respectively, to the Registration Statement.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, we allocated the gross proceeds received in the private placement to the common stock and warrants issued based on their relative estimated fair values. The Warrants and the Placement Warrants issued in the private placement had an estimated fair value of $1,776,000 and $163,000, respectively, based on the Black-Scholes option-pricing model. As a result of this analysis, we allocated proceeds of $1,036,000 to the Warrants and $163,000 to the Placement Warrants.

The Black-Scholes option-pricing model requires the input of subjective assumptions including the expected life of the warrants and our expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, this model may not provide a reliable measure of the fair value of the Warrants or the Placement Warrants. If we had made different assumptions, the related fair value estimates of the Warrants and Placement Warrants could have been significantly different.

Registration Rights Agreements

Under the terms of the private placement, we granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  We filed a registration statement on Form SB-2 under the Securities Act with the SEC on July 30, 2004, as amended by Amendment No. 1 filed with the SEC on August 30, 2004, as further amended by Amendment No. 2 filed with the SEC on September 9, 2004, to register and thereby enable shares described hereunder to be resold. If such registration statement had not been filed with the SEC on or before such date, we would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement was not filed (“Liquidated Damages”).

•                  Upon demand by any investor and upon any change in the exercise price of the Warrants such that additional shares of common stock become issuable upon the exercise of the Warrants (“Additional Shares”), we are obligated to file a registration statement on Form SB-2 covering the resale of the Additional Shares. If we do not file such registration statement within five days of an investor’s demand, we will pay Liquidated Damages to each investor.

•                  Within ten days of the Company becoming eligible to use a registration statement on Form S-3 for the Shares, Warrant Shares, and the Additional Shares, we will file a registration statement on Form S-3. If such registration statement is not filed with the SEC on or before such time, we are obligated to pay Liquidated Damages to each such investor.

If the registration statement had not been declared effective by the SEC by September 13, 2004 (October 13, 2004 if the SEC had not reviewed the registration statement) or if any other required registration statement covering Additional Shares is not declared effective by the SEC within 90 days of the time it is required to have been filed pursuant to the Registration Rights Agreement (120 days if the SEC reviews such registration statement), we would have been obligated to pay Liquidated Damages to each such investor. Further, we are obligated to use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k).

Further, we are obligated to use reasonable efforts to register or qualify or cooperate with such investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

All expenses of filing and causing each the registration statement to become and remain effective shall be borne by us.

We granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

Warrants

We issued Warrants to the Institutional Investors and the Non-Management Accredited Investors that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments. The Warrants expire on June 15, 2009. The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement has been declared effective by the SEC.

Warrant holders do not have any of the rights or privileges of our stockholders, including voting rights, prior to exercise of the Warrants. We have reserved sufficient shares of authorized common stock to cover the issuance of common stock subject to the Warrants.

The Warrants issued to the Management Accredited Investors contain terms that no more favorable than those described above.

Lock-up Agreements

Pursuant to the terms of the Lock-Up Agreement, each of the Management Accredited Investors has agreed that he will not sell any shares of our common stock, any options or warrants to acquire our common stock, or any securities convertible into our common stock, whether now owned or hereafter acquired, before the earliest of:

•                  December 15, 2005 (18 months from the closing of the Private Placement);

•                  the end of a period of 20 consecutive trading days, which period commences December 15, 2004 (the six-month anniversary of the closing), for which the closing bid price of a share of our common stock as reported on Bloomberg equals or exceeds $0.60;

•                  the date on which the Institutional Investors no longer beneficially own in the aggregate at least 50% of the number of shares of our common stock (including shares underlying the Warrants) issued to the Institutional Investors pursuant to the Private Placement;

•                  the completion by us of an underwritten public offering of shares of our common stock for our account;

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

Revenue Recognition—Revenues from sales of software licenses, which generally contain multiple elements, are recognized upon shipment of the related product if the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”), are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements. Certain licensing and services arrangements with our customers are billed monthly and the associated revenue is recognized monthly.

Accounts Receivable—We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results. See Risk Factor “Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer.”

Accounting for the Impairment or Disposal of Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets.. We evaluate the carrying value of intangible assets for impairment of value based on undiscounted future cash flows, which are subject to change. We cannot guarantee that there will not be impairment in the future. Any future impairment charge would negatively affect our results of operations.

Change in Accounting for Goodwill and Other Intangible Assets—On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  We have completed a review of each of our reporting units, Systems and Services, and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present as of September 30, 2003 and 2004. We believe no events or circumstances have changed subsequent to September 30, 2004 that would require us to re-evaluate the fair value of our goodwill. We will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Recently Adopted Accounting Principles

On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations,which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 for exit or disposal activities did not have a material impact on our consolidated financial statements for the year ended December 31, 2004.

On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 at December 31, 2002, with no impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by us if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not have any variable interest entities as of December 31, 2002 and 2003. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which defers the effective date for certain provisions of the statement. Once required in its entirety, SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE’s.

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

In December 2004, the FASB issues SFAS No. 123 (Revised), “Share-Based Payment”.  This standard revised SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

Item 7.  Financial Statements

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 22, 2003, we dismissed Deloitte & Touche LLP (“D&T”) as our principal accountant effective on such date.  On April 22, 2003, we appointed Haskell & White LLP (“H&W”) as our new principal accountant.  D&T’s report on our financial statements for fiscal years 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change accountants was recommended and approved by our audit committee.

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

We engaged H&W as our new independent accountant on April 22, 2003.  During fiscal years 2001 and 2002 and the subsequent interim period through April 22, 2003, neither we nor someone on our behalf engaged H&W regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-B.

We have requested D&T to furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant in this current report and, if not, expressing the respects in which it does not agree.  We have filed the letter as an exhibit to this report.

Item 8A.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms.  Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

We do not believe that there has been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

Effective March 25, 2005, the Company and Robert Richardson agreed to amend and restate that certain letter agreement dated August 18, 2003 between the Company and Robert Richardson to provide i) a 90 day period of transition assistance pay in the event Mr. Richardson’s employment with the Company is terminated without cause, ii) that in the event of a change of control of the Company, Mr. Richardson is terminated without cause, or Mr. Richardson terminates his employment for good reason, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Richardson shall accelerate and vest.

Effective March 25, 2005, William C. Bousema entered into a letter agreement for at-will employment as Primal’s Senior Vice President, Chief Financial Officer and Secretary.  Under the terms of the letter agreement Mr. Bousema’s base annual salary is $175,000. In addition, Mr. Bousema is entitled to receive incentive compensation bonuses in an amount not less than 35% of his salary subject to achieving certain individual and corporate performance goals. Mr. Bousema is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.  During the first year of his employment, if we terminate Mr. Bousema’s employment without cause or Mr. Bousema resigns for good reason, Mr. Bousema shall be entitled to nine-month’s severance, 75% of his incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans are achieved (provided that any such severance payments must be made within two and one-half months following the close of the calendar year in which such termination occurred), and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed 9 months, conditioned upon Mr. Bousema’s execution of a release in favor of Primal. 60 days prior to the end of the 1st year of his employment, we must commence good faith negotiations regarding the new terms of Mr. Bousema’s termination and severance section of his letter agreement. If, following such good faith negotiations, we are unable to reach agreement regarding the new provisions, the termination and severance section of his letter agreement will expire on their terms. If we fail to negotiate in good faith, Mr. Bousema’s letter agreement will expire on the one year anniversary of his employment, his employment with Primal will be terminated, and he will be paid the severance benefits provided for in the letter agreement, and all outstanding unvested stock options granted to Mr. Bousema will accelerate and vest. Finally, in the event, (i) Mr. Bousema is terminated without cause, or (ii) Mr. Bousema terminates his employment for good reason, all outstanding unvested stock options granted to him shall accelerate and vest.

Additionally, Mr. Bousema’s letter agreement contains certain covenants by him not to solicit the customers and employees of Primal during the course of his employment and for so long thereafter as he is entitled to severance benefits under his letter agreement. A state court may determine not to enforce, or only to enforce partially, these covenants.

Primal has also entered into a Change of Control Agreement with Mr. Bousema effective March 25, 2005 (the “Bousema Change Agreement”). The Bousema Change Agreement provides that if, within 12-months of a “change of control transaction,” (i) Primal terminates Mr. Bousema’s employment (except upon his death or disability, his reaching the mandatory retirement age, if any, or upon other “cause to terminate” his employment) or (ii) Mr. Bousema voluntarily terminates his employment for “good reason”, we will tender in a single lump sum payment (a) any accrued and unpaid salary and vacation through the termination date, (b) an amount equal to 100% of Mr. Bousema’s then-current annual salary and (c) an amount equal to 100% of his incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans are achieved, payable within 10 days of termination provided that any such payment must be made within two and one-half months following the close of the calendar year in which such termination occurred.  Further, Primal is obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) Primal terminates Mr. Bousema’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) Mr. Bousema voluntarily terminates his employment for good reason. Lastly, in anticipation of a change of control transaction, our directors could adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Bousema Change Agreement obligations.

The Bousema Change Agreement additionally provides that in the event the severance payment is subject to excise tax, Primal will gross-up the severance payment to Mr. Bousema so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, Primal will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to Mr. Bousema.  The Bousema Change Agreement further provides for up to 12 months following the termination of Mr. Bousema’s employment, we will continue to provide Mr. Bousema and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump sum payment equal to the cost of obtaining substantially similar coverage.

Lastly, the Bousema Change Agreement provides that upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Bousema shall accelerate and vest.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 21, 2005:

Name	Age	Position
Joseph R. Simrell	47	Chairman of the Board, Chief Executive Officer and President

William C. Bousema(1)	54	Senior Vice President, Chief Financial Officer and Secretary

Bob Richardson	39	Executive Vice President of Operations

David Haynes	40	Director

John Faltys	41	Director

Louis A. Delmonico	64	Director

John E. Rehfeld	65	Director

(1)    As discussed elsewhere in this report, Mr. Bousema was appointed Senior Vice President, Chief Financial Officer, and Secretary on March 25, 2005.

Joseph R. Simrell, Chairman of the Board, Chief Executive Officer and President.  Mr. Simrell joined Primal in January 1999 as Chief Financial Officer and Vice President of Finance and Administration. Mr. Simrell was elected as Chief Executive Officer and President as of January 31, 2003 (serving those positions on an interim basis from January 31, 2003 to May 12, 2003, when he became the permanent Chief Executive Officer and President) and was elected Chairman of the Board as of February 3, 2003.  Mr. Simrell also served as our Chief Financial Officer and Secretary between October 15, 2004 and March 25, 2005.  Mr. Simrell had previously served as Secretary from August 2000 and as Chief Financial Officer from January 1999 until August 2003. From August 1997 to December 1998, Mr. Simrell served as an outside consultant to Primal. From November 1991 to July 1997, Mr. Simrell served as Executive Vice President and Chief Financial Officer of GDI, an information technology company. Prior to 1991, Mr. Simrell held various management positions at BellSouth, InteGroup, and SCI.

William C. Bousema, Senior Vice President, Chief Financial Officer and Secretary.  Mr. Bousema joined Primal in March 2005. From October 2004 to March 2005, Mr. Bousema served as an outside consultant to the Company. From September 2001 to October 2004 Mr. Bousema founded a consulting practice that lead Sarbanes-Oxley implementation projects for Dow Jones 30 and Fortune 500 companies and provided turnaround expertise. From February 2001 to September 2001, Mr. Bousema was Chief Financial Officer for Starwire Corporation, an ASP content management software startup firm. From February 2000 to February 2001, Mr. Bousema was Chief Operating Officer and Chief Financial Officer for InformIns.com. Prior to 2000, Mr. Bousema held various management positions at publicly-traded and privately owned entities including The Irvine Company, Arthur Andersen and KPMG.  Mr. Bousema is a Certified Public Accountant and holds an active license.

Robert Richardson, EVP of Operations.  Mr. Richardson joined Primal in August 2003 as the Senior Vice President of Services responsible for Customer Support and Consulting Services and launching Primal’s new application management and hosting services. In July 2004, Mr. Richardson was promoted to Executive Vice President of Operations. From December 2001 to August 2003, Mr. Richardson was a consulting project manager for Sony Pictures Entertainment and responsible for the delivery of the billing and cash application portions of a custom accounting system. In January 1998 Mr. Richardson founded StrataSource, Inc. and until October 2001 served as its Executive Vice President, responsible for defining its strategic direction.  Mr. Richardson earned his Bachelor of Science degree in computer science from University of Southern California.

David Haynes.  Mr. Haynes has served as a Director since August 2000 and has served as a member of the Audit Committee and Compensation Committee since July 2002. Mr. Haynes joined Primal in August 1997 as Vice President of Sales and served as Vice President of Sales and Marketing from May 2000 until May 2002 when he resigned the position. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager at Deloitte & Touche Consulting Group, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company. Mr. Haynes currently serves as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer. Mr. Haynes has a Masters in Business Administration degree from Pepperdine University and a bachelors degree in civil engineering from the University of Saskatchewan.

John Faltys.  Mr. Faltys has served as a Director since November 1996 (inception) and a member of the Compensation Committee since July 2002. Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer until April 2001 when he resigned the position. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, Inc., an online game service provider.

Louis A. Delmonico, Ph.D.  Dr. Delmonico has served as a Director of Primal since April 2001 and as Chairman of the Compensation Committee, and a member of the Audit Committee since July 2002. From 1999 to 2000, Dr. Delmonico served as Chairman and CEO of Motive, a software company. Since September 1994, he has also served as the President of L. A. Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, a publicly traded NASDAQ-listed engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of

PDA Engineering Inc., a publicly traded NASDAQ-listed engineering software and services company. In addition, he is currently an advisor to and a director of several private companies. Dr. Delmonico earned his bachelor degree in economics from St. John’s University in New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

John E. Rehfeld.  Mr. Rehfeld has served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of Primal since July 2002. Since 1997, Mr. Rehfeld has served as the Chairman and CEO of Proshot Golf, Inc. From 1996 to 1997, Mr. Rehfeld served as the President and CEO of Proxima Corporation, a NASDAQ-listed public company. From 1993 to 1996, he served as the President and CEO of Etak, Inc., a business unit of News Corp. From 1989 to 1993, he served as President and Chief Operating Officer of Seiko Instruments America. Mr. Rehfeld currently serves as a Director of six high technology companies, including Seiko Instruments America. He has also previously served as an outside board member of four other companies, including Wonderware, a NASDAQ listed public company. Mr. Rehfeld is also a Federal Trade Commission Monitor overseeing the sale of a business unit of MSC Software, and a Professor of Marketing in the Executive MBA Program at Pepperdine University. Mr. Rehfeld holds a Masters in Business Administration degree from Harvard University and a Bachelor of Science degree in chemistry from University of Minnesota.

Unless otherwise specified herein, each Director is subject to election at our annual meeting of stockholders.

On July 24, 2002, the Board of Directors formed a separately-designated standing audit committee of the Company (the “Audit Committee”), appointing Mr. John E. Rehfeld as Chairman and Mr. Louis A. Delmonico, PhD. and Mr. David Haynes as members.  The Board of Directors has determined and Mr. Rehfeld has agreed to serve as the Audit Committee’s financial expert.  We believe that Mr. Rehfeld is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association. Notwithstanding, we believe that a majority of our Audit Committee members satisfy the independence requirements of NASDAQ.

We do not have a class of equity securities registered under Section 12 of the Exchange Act.

We have not adopted a Code of Ethics for our principal executives, financial and accounting officers.  Historically we have felt that such a policy is unnecessary given our relatively small size, however, we are considering adopting a Code of Ethics.

Item 10.  Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended December 31, 2004, 2003 and 2002.

Summary Executive Compensation Table

		Annual Compensation		Long Term Compensation Awards		All Other
Name and Principal Position	Year	Salary	Bonus	Stock	Options	Compensation
		($)	($)		(#)	(1)
Joseph R. Simrell Chief Executive Officer and President	2004 2003 2002	200,000 195,833 150,000	77,088 105,523 23,513	— — —	250,000 — —	12,040 1,478
Bob Richardson Executive Vice President Of Operations	2004 2003 2002	150,000 56,250 —	240,696 27,460 —	— — —	— 360,000 —	18,072 3,548 —
Todd Taylor (2) Chief Financial Officer and Vice President Finance and Administration	2004 2003 2002	95,500 95,500 95,500	5,712 35,131 14,018	— — —	— 153,500 23,400	28,933 1,413 343

(1)                                  Includes premiums paid by Primal on certain health insurance, term-life insurance policies and contribution paid by us on behalf of the individual to our Section 401(k) Plan, which matches a portion of each such individual’s contributions to the same plan.

(2)                                  Mr. Taylor resigned as Chief Financial Officer, Vice President of Finance and Administration effective October 15, 2004.

(3)                                  Mr. Bousema was not an employee of the Company at December 31, 2004.  Mr. Bousema became Senior Vice President, Chief Financial Officer and Secretary on March 25, 2005.

Option/SAR Grants in the Last Fiscal Year

Option/SAR Grants in the Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date

Joseph R. Simrell	250,000	49%	$0.25	1/16/2014

Bob Richardson	—	—	—	—

Todd Taylor	—	—	—	—

Aggregated Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options at FY-end (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-end ($) Exercisable/Unexercisable

Joseph R. Simrell	—	—	162,500/187,500	$10,500/$12,115

Bob Richardson	—	—	150,000/360,000	$10,800/$25,920

Todd Taylor	87,597	$11,388	—

Employment Agreements

Effective January 28, 2003, Mr. Simrell entered into an employment agreement with us, which was amended as of May 17, 2004. Under the terms of the employment agreement, as amended, Mr. Simrell serves as our Chairman of the Board, Chief Executive Officer and President. The initial term of the employment agreement expires December 16, 2005. The Board of Directors is required to begin good faith negotiations with Mr. Simrell for a new employment agreement no later than October 17, 2005, which new agreement shall provide for 12-months’ severance and benefits continuation. Mr. Simrell’s base annual salary is $200,000. In addition, Mr. Simrell is entitled to receive bonuses in an amount not less than 50% of his salary, subject to us achieving performance goals set by the Board. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time. In the event we terminate Mr. Simrell’s employment without cause or Mr. Simrell resigns for good reason, Mr. Simrell shall be entitled to 12-months’ severance, 100% of his incentive compensation for that year, calculated assuming 100% of the targets under such bonus plans are achieved, and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed 12 months, provided he signs a release in our favor.

The employment agreement with Mr. Simrell contains certain covenants by him not to solicit the customers and employees of Primal during his employment and for one year thereafter. A state court may determine not to enforce, or only to enforce partially, these covenants.

We are also a party to a Change of Control Agreement with Mr. Simrell, which was amended as of May 17, 2004 (the “Change Agreement”). The Change Agreement provides that we will tender certain “severance payments” to Mr. Simrell if, within 12 months of a “change of control transaction,” (i) we terminate his employment (except upon his death or disability, his reaching our mandatory retirement age, if any, or his providing us with other “cause to terminate” his employment) or (ii) Mr. Simrell voluntarily terminates his employment for “good reason.” Further, we are obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) we terminate Mr. Simrell’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) Mr. Simrell voluntarily terminates his employment for good reason. Lastly, in anticipation of a change of control transaction, our directors could adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Change Agreement obligations.

Under the Change Agreement, a “change of control transaction” will have occurred if:

•                  an otherwise unaffiliated person acquires the beneficial ownership of 35% or more of the combined voting power of our then outstanding voting securities. The acquisition of the shares can be in one transaction or in a series of related transactions and the person’s ownership can be direct or indirect;

•                  an otherwise unaffiliated person acquires the beneficial ownership of 50% or more of the combined voting power of any of our material subsidiaries. The acquisition of the shares can be in one transaction or in a series of related transactions and the person’s ownership can be direct or indirect. A material subsidiary means a subsidiary that represents at least 50% of our combined revenue or assets;

•                  a change of a majority of the members of our Board of Directors during any 12 consecutive months. If, by a two-thirds majority, our Board of Directors elected a new member or nominated a new member for election by our stockholders, such new member will be considered to have been an original member of our Board of Directors;

•                  Our stockholders have approved a complete liquidation or dissolution of us or a disposition of all or substantially all of our assets;

•                  We, in a single transaction or series of transactions, engage in a business combination transaction that results in our pre-transaction stockholders owning less than 50% of the combined voting power of the outstanding voting securities of the resulting entity; or

•                  any other event occurs that would require disclosure of “Changes in Control of Registrant” through our filing of a Current Report on Form 8-K.

Our “cause to terminate” Mr. Simrell means his intentional act which materially injures us, his intentional refusal or failure to follow lawful and reasonable directions of the Board of Directors or an individual to whom he reports (as appropriate), his willful or habitual neglect of duties, or his conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony involving an act of moral turpitude.

Mr. Simrell’s “Good Reason” to resign means:

•                  Our failure to cure a material breach of its obligations under any employment-related agreement with Mr. Simrell;

•                  Our unilateral, material reduction in Mr. Simrell’s title, status, overall position, responsibilities or duties, reporting relationship, and general working environment;

•                  Our requirement that Mr. Simrell relocate his residence outside of Orange County, or the relocation of Mr. Simrell’s office more than 50 miles from its location on May 17, 2004;

•                  Our failure to obtain an assumption by our successor or assignee of substantially all of our business of any material written agreement between Mr. Simrell and us; or

•                  any material change in the benefits or incentive compensation offered to Mr. Simrell from those in which he is participating as of May 17, 2004.

The term of the Change Agreement is co-terminus with our employment of Mr. Simrell. The “severance payment” shall be paid within 10 days of Mr. Simrell’s termination of employment and the effective date of the applicable release signed by Mr. Simrell in our favor. It will consist of a single cash payment that is the sum of:

•                  all accrued and unpaid portion of Mr. Simrell’s salary and vacation through the date of termination;

•                  all accrued and unpaid portion of Mr. Simrell’s incentive compensation and other bonuses from our prior fiscal year;

•                  an amount equivalent to 150% of Mr. Simrell’s then-current annual salary; and

•                  an amount equivalent to 150% of all incentive and other bonus compensation that would otherwise have been payable to Mr. Simrell for the fiscal year in progress as if he remained employed by us (calculated on the assumption that 100% of the targets under such bonus plans are achieved).

In the event the severance payment is subject to excise tax, we will gross-up the severance payment to Mr. Simrell so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, we will reduce a severance payment by the amount of any other severance or termination benefits that we are obligated to pay to Mr. Simrell.

Further, for up to 18 months following the termination of Mr. Simrell’s employment, we will continue to provide Mr. Simrell and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump-sum payment equal to the cost of obtaining substantially similar coverage. We may terminate such insurance coverage prior to the expiration of the 18-month period if Mr. Simrell obtains any such benefits pursuant to a subsequent employer’s benefit plans.

Lastly, upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Simrell shall accelerate and vest.

Effective August 14, 2003, the Company entered into an at-will employment letter agreement with Robert Richardson, in which Mr. Richardson initially agreed to serve as the Company’s Senior Vice President – Professional

Services.  In July 2004, Mr. Richardson was promoted to Executive Vice President of Operations.  Under the terms of the letter agreement Mr. Richardson’s base annual salary is $150,000. In addition, Mr. Richardson is entitled to receive incentive compensation bonuses in an amount not less than 100% of his salary subject to achieving certain individual and corporate performance goals. Mr. Richardson is also entitled to participate in those stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by the Company from time to time.

Effective March 25, 2005, the Company and Robert Richardson agreed to amend and restate that certain letter agreement dated August 18, 2003 between the Company and Robert Richardson to provide i) a 90 day period of transition assistance pay in the event Mr. Richardson’s employment with the Company is terminated without cause, and ii) that in the event of a change of control of the Company, Mr. Richardson is terminated without cause, or Mr. Richardson terminates his employment for good reason, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Richardson shall accelerate and vest.

As discussed elsewhere in this report, effective March 25, 2005, Mr. Bousema entered into an employment letter agreement and related Change of Control Agreement and was appointed our Senior Vice President, Chief Financial Officer and Secretary.

Compensation of Directors

During 2003, each non-employee member of our Board of Directors received a one-time grant of a warrant to purchase 250,000 shares of common stock at an exercise price equal to the fair market value at the time of the grant. As a policy, each newly elected and re-elected non-employee member of the Board of Directors receives a grant of a warrant to purchase 50,000 shares of common stock at an exercise price determined by our Board at the time of issuance. Beginning in 2003, each of our non-employee directors also receives an annual stipend of $14,000 and $1,750 for each Board meeting attended.

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

In addition, our Lead Director receives a stipend of $250 per hour with a per day cap of $1,500.  The Lead Director periodically performs strategic projects as requested by the Board.

In April 2003, as discussed above, we issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act. The warrants were issued at an exercise price equal to the fair market value of our common stock, have vested and expire within ten years of grant. As the warrants were issued at fair market value, we did not record any expense for the warrants issued in accordance with Accounting Principles Board Opinion No. 25. These warrants fully vested on June 15, 2004, as a result of the Private Placement.

We periodically form and maintain ad hoc committees for specific and limited purposes and duration. Such ad hoc committee members may receive nominal compensation for such service.

Our non-employee directors may be granted non-statutory stock options and restricted stock under the 2001 Flexible Incentive Plan and 2004 Flexible Incentive Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 21, 2005, the Company had 36,252,991 shares of common stock outstanding.

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

For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of March 21, 2005 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management	Number of Shares	Percent of Class

David Mechler (1)	2,740,815	7.6%

John Faltys(2)	2,230,541	6.1%

Joseph R. Simrell (3)	1,717,920	4.7%

Todd R. Taylor (4)	94,119	*

Robert Richardson (5)	210,000	4.8%

David Haynes (6)	1,763,755	4%

Louis A. Delmonico (7)	521,522	1.4%

John E. Rehfeld (8)	1,214,322	3.3%

Austin W. Marxe and David M. Greenhouse(9)	19,674,417	45.8%

All executive officers and directors as a group (6 persons) (10)	7,658,060	21.0%

*Constitutes less than 1%

(1)                                  Includes 2,632,119 shares of common stock beneficially owned by Mr. Mechler and 108,696 shares of common stock underlying warrants exercisable as of the date set forth above and within 60 days thereafter.  The business address for this person is P.O. Box 1439, Medina, Texas 78055.

(2)                                  Includes 1,954,454 shares of common stock beneficially owned by Mr. Faltys and 276,087 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman, Suite 500, Irvine, California 92612.

(3)                                  Includes 1,459,407 shares of common stock beneficially owned by Mr. Simrell and 258,513 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(4)                                  Includes 94,119 shares of common stock beneficially owned by Mr. Taylor.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.  Mr. Taylor resigned as Chief Financial Officer and Vice President Finance and Administration effective October 15, 2004.

(5)                                  Includes 210,000 shares of common stock underlying warrants beneficially owned by Mr. Richardson exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(6)                                  Includes 1,459,407 shares of common stock beneficially owned by Mr. D. Haynes and 304,348 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(7)                                  Includes 154,348 shares of common stock beneficially owned by Dr. Delmonico and 367,174 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(8)                                  Includes 1,105,626 shares of common stock beneficially owned by Mr.Rehfeld and 108,696 shares of common stock underlying options exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(9)                                  Consists of (i) 6,578,039 shares of common stock held by Special Situations Private Equity Fund, L.P. and 3,260,870 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter, (ii) 1,052,878 shares of common stock held by Special Situations Technology Fund, L.P. and 521,739 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter, and (iii) 5,521,761 shares of common stock held by Special Situations Technology Fund II, L.P. and 2,739,130 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter. SST Advisers, L.L.C. (“SSTA”) is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of SSTA and MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its respective funds. The business address for Messrs. Marxe and Greenhouse is 153 E. 53 Street, 55th Floor, New York, New York 10022.

(10)                            Includes all shares and options described in Notes 2, 3, 5, 6, 7 and 8 above.

Institutional Investors

It is our belief that the Special Situations Funds may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, for purposes of disclosure in this Annual Report. Each of the Management Accredited Investors expressly disclaims the existence of a “group” either among them or between any of them and any other investor in the Private Placement or any other record or beneficial owner of our voting securities. We have not received any indication from any other investor in the Private Placement that it will act as a “group” either among them or between any of them and any other investor in the Private Placement or any other record or beneficial owner of our voting securities.

The consummation of the Private Placement resulted in no changes to the composition of our Board of Directors, our Chief Executive Officer or our Chief Financial Officer; and we do not know of any arrangements or understandings among or between any of the investors in the Private Placement with respect to the election of directors.

Without acting in concert as a “group” with the intent to control or influence our business or affairs, none of the Institutional Investors has a majority of the voting power of our common stock as a result of the Private Placement. See the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” beginning on page 48.

Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2001 Flexible Incentive Plan	3,639,064	$0.06	20,428

2004 Flexible Incentive Plan (1)	—	—	5,451,073

Equity compensation plans not approved by security holders:

Warrants issued to Board of Advisors Member (2)	25,000	$0.22	—

Warrants issued to Board Members (3)	750,000	$0.05	—

Total	4,414,064	$0.06	5,471,501

(1)                                  The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan at the Company’s 2004 Annual Meeting of Stockholders held November 12, 2004.  Pursuant to the 2004 Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock.  The Company’s 2004 Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 Flexible Incentive Plan until such time as the Board of Directors or such committee has determined that such issuance of awards under the 2004 Flexible Incentive Plan will not violate applicable federal or state securities laws.

(2)                                  Issued in August, 2004 to a member of our Board of Advisors at an exercise price of $0.22 and with a term of 10 years.

(3)                                  Issued in April 2003 to our non-employee Board members at an exercise price of $0.05, vesting over two years and with a term of 10 years.  These warrants fully vested on June 15, 2004 as a result of the Private Placement.

(4)                                  The preceding table does not include an option to purchase up to 360,000 shares of our common stock granted to an officer of the Company in January 2004.  The officer was terminated in January 2005.  At the time of termination, the option had vested with respect to 119,988 shares, which option is exercisable for the 90-day period following termination.

Item 12.  Certain Relationships And Related Transactions

Issuance of Common Stock

As discussed elsewhere in this report, in June 2004, we closed a Private Placement of our securities to the Institutional Investors and the Accredited Investors, which included each member of our Board of Directors, our Chief Executive Officer, and our then Chief Financial Officer, and Mr. David Mechler. See the discussion under the heading “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” beginning on page 23 and “Security Ownership of Certain Beneficial Owners and Management” beginning on page 48.

In September 2003, the Board of Directors approved and completed the sale of 688,253 shares of our common stock to members of the Board of Directors at a price equal to fair market value.

Item 13.  Exhibits

(a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1

Primal Solutions, Inc. Preliminary Distribution Agreement, dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

3.1

Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-QSB filed on August 14, 2002 and incorporated by reference herein)

10.1

Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial Services Corporation, Primal Systems Inc., Mark J. Nielsen, John Faltys, Joseph R. Simrell and David Haynes (filed as Exhibit 10.1 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.2

Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60298) and incorporated by reference herein)

10.3	Governance Document, as amended (filed as Exhibit 99.2 to the Company’s registration statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60298) and incorporated by reference herein)

10.4	Form of Indemnification Agreement (filed as Exhibit 10.2a to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.5

Indemnification Agreement between Primal Solutions, Inc. and Louis A. Delmonico, dated April 25, 2001 (filed as Exhibit 10.12 to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.6	Employment Agreement for David Haynes dated December 31, 2001 (filed as Exhibit 10.6 to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.7

Form of Master Software License Agreement (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form SB-2 filed January 8, 2001 (Registration No. 333-46494) and incorporated by reference herein)

10.8	Form of Change of Control Agreement, as modified on May 3, 2002 (filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB filed on May 14, 2002 and incorporated by reference herein)

10.9

Form of Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated October 26, 2000 (filed as Exhibit 10.9 to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.10

First Amendment to Lease between Spieker Properties, L.P. and Primal Solutions, Inc. dated June 13, 2001 (filed as Exhibit 10.9a to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.11

Promissory Note of Primal Solutions, Inc. in favor of Spieker Properties, L.P., dated June 15, 2001 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)

10.12

Assignment of Lease between Corsair Communications and Lightbridge, Inc., dated February 7, 2001 (filed as Exhibit 10.12 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.13

Guaranty, dated December 27, 2002, in favor of Lightbridge, Inc., successor in interest to Corsair Communications, Inc. (filed as Exhibit 10.11c to the Company’s quarterly report on Form 10-QSB filed on August 14, 2003 and incorporated by reference herein)

10.14

Agreement of Sublease between Primal Solutions, Inc. and Lightbridge, Inc., dated January 30, 2004 (filed as Exhibit 10.14 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.15

Landlord Consent to Sublease among CA-Tower 17 Limited Partnership, Lightbridge, Inc. and Primal Solutions, dated February 27, 2004 (filed as Exhibit 10.15 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.16

Employment Transition Agreement and General Release between Primal Solutions, Inc. and William Salway, dated January 27, 2003 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-KSB filed March 28, 2003 and incorporated by reference herein)

10.17

Employment Agreement between Primal Solutions, Inc. and Joseph R. Simrell dated January 28, 2003 (filed as Exhibit 10.14 to the Company’s annual Report on Form 10-KSB filed on March 28, 2003 and incorporated by reference herein)

10.18

Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002 (filed as Exhibit 10.15 o the Company’s annual Report on Form 10-KSB filed on March 28, 2003 and incorporated by reference herein)

10.19

2004 Amended and Restated Promissory Note by Wireless Billing Systems, Inc. in favor of Lightbridge, Inc., successor in interest to Corsair Communications, Inc., dated March 27, 2004, amending the 2002 Amended and Restated Promissory Note Payable by Wireless Billing Systems, Inc. in favor of Corsair Communications, Inc. (filed as exhibit 10.17 to the Company’s annual report on Form 10-KSB filed March 30, 2004 and incorporated by reference herein)

10.19a

Confirmation of Guaranty by Primal Solutions, Inc. relating to the 2004 Amended and Restated Promissory Note (filed as Exhibit 10.17a to the Company’s annual report on Form 10-KSB filed March 30, 2004 and incorporated by reference herein)

10.20

Purchase Agreement between registrant and certain institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.18 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.21

Registration Rights Agreement between the registrant and the institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.19 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.22

Form of Warrants for the issuance of warrants to the institutional investors and accredited investors (filed as exhibit 10.20 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.23	Purchase Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.21 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.24

Registration Rights Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.22 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.25	Form of Warrants for the issuance of warrants to Management (filed as exhibit 10.23 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.26	Form of Lock-up Agreement, dated June 8, 2004 (filed as exhibit 10.24 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.27

Amended and Restated Change of Control Agreement, dated as of May 17, 2004, between Joseph R. Simrell and Primal Solutions, Inc. (filed as Exhibit 10.27 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.28

Promissory Note by Primal Solutions, Inc. in favor of Sunwest Bank, dated April 8, 2002 (in the amount of $100,000.00) (Loan No. 0100961001) (filed as Exhibit 10.28 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.29

Commercial Security Agreement, between Primal Solutions, Inc., Wireless Billing Systems, and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.29 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.30

Subordination Agreement between Wireless Billing Systems, Corsair Communication, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.30 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.31

Business Loan Agreement between Primal Solutions, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.31 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.32

Change in Terms Agreement between Primal Solutions, Inc. and Sunwest Bank, dated March 13, 2004 (filed as Exhibit 10.32 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.33

Promissory Note between Primal Solutions, Inc. and Sunwest Bank, dated May 13, 2002 (in the amount of $60,702.50) (Loan No. 0100961002) (filed as Exhibit 10.33 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.34

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 14, 2003 (filed as Exhibit 10.34 to post-effective amendment no. 1 to the Company’s registration Statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.35

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 18, 2003 (filed as Exhibit 10.35 to post-effective amendment no. 1 to the Company’s registration Statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.36*	Amended and Restated Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated March 25, 2005

10.37*	Letter Agreement dated March 25, 2005 between Primal and William C. Bousema

10.38*	Change of Control Agreement dated March 25, 2005 between Primal and William C. Bousema.

10.39*	Form Services Agreement

10.40*	Form Software License and Services Agreement

16.1	Letter on Change in Certifying Accountant (filed as Exhibit 16.1 to the Primal Form 8-K filed on April 24, 2003 and incorporated by reference herein)

23.1*	Consent of Haskell & White LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

99.1

Primal Solutions, Inc. 2001 Flexible Incentive Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-60298) (“Primal Form S-8”) and incorporated by reference herein)

99.2	Governance Document, as amended (filed as Exhibit 99.2 to Primal Form S-8 and incorporated by reference herein)

99.3

Primal Solutions, Inc. 2004 Flexible Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333 - 121902 “2004 S-8” and incorporated by reference herein)

99.4	Governance Document (filed as Exhibit 99.2 to the 2004 S-8 and incorporated by reference herein.

*                                         Filed herewith

Item 14.  Principal Accountant Fees and Services

For the year ended December 31, 2004 and 2003, Haskell & White LLP audited the Company’s consolidated financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Haskell & White LLP in 2004 and 2003 were as follows:

	2004	2003
	Haskell & White LLP	Haskell & White LLP

Audit Fees (1)	$67,845	$62,135

Audit Related Fees	—	—

Tax Fees (2)/(3)	7,500	7,500

All Other Fees	—	—

Total	$75,345	$69,635

(1) Includes $10,620 in audit fees to be billed in 2005.

(2) To be billed in 2005

(3) Tax return and related tax services.

It is our Audit Committee’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors.  We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

By:	/S/ JOSEPH R. SIMRELL
Joseph R. Simrell
Chief Executive Officer and President

PRIMAL SOLUTIONS, INC.

By	/s/ William C. Bousema
William C. Bousema
Senior Vice President, Chief Financial Officer and Secretary

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Simrell	Chief Executive Officer, President and Director	March 31, 2005
Joseph R. Simrell	(Principal Executive Officer)

/s/ William C. Bousema	Senior Vice President, Chief Financial Officer and Secretary	March 31, 2005
William C. Bousema	(Principal Financial Officer)

/s/ David Haynes	Director	March 31, 2005
David Haynes

/s/ John Faltys	Director	March 31, 2005
John Faltys

/s/ Louis A. Delmonico	Director	March 31, 2005
Louis A. Delmonico

/s/ John E. Rehfeld	Director	March 31, 2005
John E. Rehfeld

PRIMAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primal Solutions, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

HASKELL & WHITE LLP

Irvine, California
February 25, 2005

PRIMAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,603,132	$1,249,237
Accounts receivable, net of allowance for doubtful accounts of $-0- (2004) and $-0- (2003)	499,107	639,761
Prepaid expenses and other current assets	122,853	189,475
Total current assets	3,225,092	2,078,473
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,353,931 (2004) and $1,125,914 (2003)	493,065	493,407
GOODWILL	592,540	592,540
OTHER ASSETS	88,718	79,633
	$4,399,415	$3,244,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$222,264	$179,503
Accrued liabilities	479,039	262,906
Accrued salaries and benefits	553,923	469,151
Deferred revenue	727,681	1,001,773
Current portion of note payable to Corsair	533,706	182,256
Current portion of notes payable	100,000	120,917
Total current liabilities	2,616,613	2,216,506

NOTE PAYABLE TO CORSAIR, less current portion	578,001	1,371,874
NOTES PAYABLE, less current portion	276,940	253,452
Total liabilities	3,471,554	3,841,832

COMMITMENTS AND CONTINGENCIES (Note 4, 5 and 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,178,441 (2004) and 20,968,083 (2003) issued and outstanding	361,784	209,681
Additional paid-in capital	13,232,265	11,863,413
Warrants (Note 7)	1,204,500	—
Accumulated deficit	(13,870,688)	(12,670,873)
Net stockholders’ equity (deficit)	927,861	(597,779)
	$4,399,415	$3,244,053

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2004	2003

REVENUES:
System revenue	$2,441,978	$2,548,980
Service revenue	5,166,908	3,967,685
Total revenues	7,608,886	6,516,665

Cost of systems	96,357	244,107
Cost of services	3,620,193	2,692,041
COST OF REVENUES	3,716,550	2,936,148
GROSS MARGIN	3,892,336	3,580,517
OPERATING EXPENSES:
Research and development	1,244,628	993,760
Sales and marketing	1,921,716	1,050,445
General and administrative	1,797,922	1,608,050
Total operating expenses	4,964,266	3,652,255

LOSS FROM OPERATIONS	(1,071,930)	(71,738)
INTEREST AND OTHER EXPENSE, net	(126,285)	(205,244)
LOSS BEFORE INCOME TAX PROVISION	(1,198,215)	(276,982)
INCOME TAX PROVISION	1,600	1,600
NET LOSS	$(1,199,815)	$(278,582)

Basic and diluted net loss per share	$(.04)	$(.01)
Weighted-average basic and diluted common shares outstanding	29,238,864	20,369,380

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares	Amount	Additional paid-in capital	Accumulated deficit	Net stockholders’ equity (deficit)

BALANCE, December 31, 2002	20,131,212	201,312	11,805,614	(12,392,291)	(385,365)

Issuance of common stock to members of the Board of Directors	688,235	6,883	51,617	—	58,500
Exercise of stock options issued to employees	4,545	45	273	—	318
Exercise of stock options issued to employees through cashless exercise, net	109,091	1,091	(1,091)	—	—
Stock grant to employee	35,000	350	7,000	—	7,350
Net loss	—	—	—	(278,582)	(278,582)

BALANCE, December 31, 2003	20,968,083	$209,681	$11,863,413	$(12,670,873)	$(597,779)

Exercise of stock options issued to employees	925,576	9,255	22,924		32,179
Warrants issued in lieu of fees			5,500		5,500
Registration Expenses			(602,524)		(602,524)
Employee Exercise of Grant below FV			4,800		4,800
Issuance of common stock in Private Placement	14,284,782	142,848	3,142,652		3,285,500
Net loss				(1,199,815)	(1,199,815)

BALANCE, December 31, 2004	36,178,441	$361,784	$14,436,765	$(13,870,688)	$927,861

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,199,815)	$(278,582)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	238,688	374,141
Provision for doubtful accounts	—	(7,724)
Loss on disposal of equipment	(2,000)	51,089
Non-cash stock based compensation	—	7,350
Charitable contribution of equipment	—	988

Changes in operating assets and liabilities:
Accounts receivable	140,654	(237,709)
Prepaid expenses and other current assets	57,538	(25,126)
Accounts payable and other accrued liabilities	343,666	119,414
Accrued salaries and benefits	—	132,604
Increase in non-current accrued interest payable	23,488	21,462
Deferred revenue	(274,092)	48,010
Net cash (used) provided by operating activities	(671,873)	205,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(224,571)	(98,856)
Leasehold improvements	(13,776)	—
Proceeds from sales of property and equipment	2,000	1,244
Net cash used in investing activities	(236,347)	(97,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(2,502)
Proceeds from notes payable	—	100,000
Payments on notes payable	(20,917)	(25,128)
Payments on note payable to Corsair	(442,423)	(165,078)
Proceeds from issuance of common stock	2,725,455	50,318
Net cash provided (used) in financing activities	2,262,115	(42,390)

INCREASE IN CASH AND CASH EQUIVALENTS	1,353,895	65,915
CASH AND CASH EQUIVALENTS, beginning of the year	1,249,237	1,183,322
CASH AND CASH EQUIVALENTS, end of the year	$2,603,132	$1,249,237
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$193,054	$140,748
Income taxes	$1,600	$1,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of liability	$5,500	$8,500

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Operations - Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms.  During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly owned subsidiary, Wireless Billing Systems, which provides software and services to the telecommunications industry.  Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”), ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc.  Primal Solutions, Inc., and its subsidiary, Wireless Billing Systems, (the “Company”), develop, market and support convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

The Company was spun-off as a separate public company by Avery in February 2001. On February 13, 2001 and in connection with the Distribution Agreement, Avery distributed approximately 13.2 million shares of common stock of the Company to Avery’s security holders (the “Distribution”). As part of the Distribution:

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

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly owned subsidiary, Wireless Billing Systems.  Intercompany accounts and transactions have been eliminated.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Substantially all of the Company’s cash and cash equivalents are held at one bank at December 31, 2004 and 2003.  As of December 31, 2004 and 2003, the Company has $2.6 and $1.0 million on deposit with this bank that exceeds the federally insured limit.

Property and Equipment - Property and equipment are stated at cost.  Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of the lease

Maintenance and repairs are charged to expense as incurred.  Renewal and improvements of a major nature are capitalized.

Long-Lived Assets - In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121.  The adoption of SFAS No. 144 did not have a material impact on the Company’s operating results or financial position.

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

Accounting for Goodwill and Other Intangible Assets – On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Management has completed a review of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of  September 30, 2003 and 2004.  Management will continue to complete an annual testing of goodwill for impairment on September 30th of each year.  Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates.  Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Software Licenses, Services, and Post-Contract Customer Support - Revenues from sales of software licenses (systems revenue), which generally contain multiple elements, are recognized upon delivery of the related product if the requirements of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, are met.  If the requirements of SOP No. 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of delivery and passage of title, revenue recognition is deferred until such items are known or resolved.  Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract.  Revenues from services are recognized as the services are performed under the agreements. Certain licensing and services arrangements with our customers are billed monthly and the associated revenue is recognized monthly.

The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry.  Also, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” and

Staff Accounting Bulletin No. 104, which revises or rescinds portions of Staff Accounting Bulletin No. 101, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Future interpretations of existing accounting standards or changes in the Company’s business practice could result in future changes in the Company’s revenue accounting policies that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Software Programming and Customization Services - Revenues are recognized as services are performed under the agreements and are included in systems revenue in the accompanying consolidated financial statements.

Software Development Costs - Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established.  After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.  Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2004 and 2003.

Advertising Costs - Advertising costs are expensed as incurred.  The Company did not incur any significant advertising costs for any periods presented.

Income Taxes - Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  A full valuation allowance for deferred tax assets has been provided at December 31, 2004 and 2003.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described in Note 6.  The Company accounts for stock option grants under this plan according to  the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2004	2003

Net loss, as reported	$(1,199,815)	$(278,582)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106,744)	(69,020)

Pro Forma net loss	$(1,306,559)	$(347,602)

Net loss per share:
Basic and Diluted-as reported	$(0.04)	$(0.01)

Basic and Diluted-pro forma	$(0.04)	$(0.02)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: expected volatility of 150%; risk-free interest rate of 3.5%; and a weighted-average contractual life of 10 years.  The following weighted-average assumptions used for grants in 2003: expected volatility of 162%; risk-free interest rate of 2.00%; and a weighted-average contractual life of 10 years.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging communications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at December 31, 2004 and 2003 are primarily due from the major customers indicated below.

In the year ended December 31, 2004, the Company had one customer that accounted for greater than 10% of the Company’s total revenues in the amount of $4.3 million.  In the year ended December 31, 2003, the Company had one customer that accounted for greater than 10% of the Company’s total revenues in the amount of $4.5 million.  At December 31, 2004, the Company had two customers that accounted for greater than 10% of the accounts receivable balance in the amount of $269,000.  At December 31, 2003, the Company had three customers that accounted for greater than 10% of the accounts receivable balance in the amount of $628,000.

Fair Value of Financial Instruments - The recorded amounts of financial assets and liabilities at December 31, 2004 and 2003 approximate fair value, based on the Company’s incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Loss - There was no difference between net loss and comprehensive loss for any period presented.

Segment Information - The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  In accordance with SFAS No. 131, the Company has disclosed in Note 11 the required information about the Company’s operating segments and geographic areas.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2004 and 2003, management believes that the Company is not the primary beneficiary of any VIE’s.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123® requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	Year Ended December 31
	2004	2003
Numerator:
Numerator for basic loss per share
Net loss applicable to common stockholders	$(1,199,815)	$(278,582)
Denominator:
Denominator for basic and diluted loss per share	—	—
Weighted-average shares outstanding during the period	29,238,864	20,369,380
Net loss per share:
Basic and Diluted	$(.04)	$(0.01)

Not included in the above table is the dilutive effect of options to purchase  2,368,717 and 1,150,982 shares of common stock for the years ended December 31, 2004 and 2003, respectively because they are anti-dilutive.

2.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2004	2003

Computer and office equipment	$1,700,306	$1,489,861
Furniture and fixtures	95,425	92,511
Leasehold improvements	50,725	36,949

	1,846,456	1,619,321
Less accumulated depreciation and amortization	(1,353,391)	(1,125,914)

Property and equipment, net	$493,065	$493,407

Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense.  There are no property and equipment under capital leases at December 31, 2004 and 2003.

3.              NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non current	Total
December 31, 2004:
Corsair Communications, Inc.	$533,706	$578,001	$1,111,707
Spieker Properties, L.P.	—	276,940	276,940
Sunwest Bank	100,000	—	100,000
Total	$633,706	$854,941	$1,488,647

December 31, 2003:
Corsair Communications, Inc.	$182,256	$1,371,874	$1,554,130
Spieker Properties, L.P.	—	253,452	253,452
Sunwest Bank	120,917	—	120,917
Total	$303,173	$1,625,326	$1,928,499

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

In June 2004, the Company made an accelerated principal payment of $250,000 as result of the closing of the Private Placement (Note 7) in accordance with the note agreement.

In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006 and converted the note to fully-amortizing payments of approximately $50,000 per month beginning January 2005 with an interest rate of 8%.  At December 31, 2004 the note balance outstanding was $1,111,707.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company agreed to sign a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement is structured as an equipment line of credit facility for $100,000.  The second loan agreement is structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit are to be repaid with amortizing payments at an adjustable interest rate of prime plus 2.25% (6.5%, at December 31, 2004) due in October 2004, and any borrowings under the operating line of credit are to be repaid at maturity, August 2004, with accrued interest paid monthly at a rate of prime plus 2.0% (6.5%, at December 31, 2004).  The loan agreement does not include any specific financial covenants that the Company is required to meet, however the Company is required to inform Sunwest Bank of 1) all material adverse changes to the Company’s financial condition and 2) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.

In May 2002, the Company drew down on the equipment line of credit to finance a $60,704 purchase of computer equipment.    At December 31, 2004 and 2003, the balance of the loan was $ 0 and $20,916, respectively.

Any borrowings under the operating line of credit were to be repaid at maturity (April 2005), with accrued interest paid monthly at a rate of prime plus 2.00% with a floor rate of 6.50%.  In February 2003, the Company drew down the full amount to finance a portion of the annual premium for an insurance policy.  On March 15, 2004, Sunwest Bank extended the April 2004 maturity date of the operating line of credit to August 2004, and on August 12, 2004 extended the maturity date to December 2004.  On December 3, 2004 Sunwest extended the maturity date to April 2005.  At December 31, 2004 and 2003, the balance of the note was $100,000.  During the fist quarter of 2005 the Company changed banks from Sunwest to First Regional Bank.  The existing line of credit with Sunwest Bank was paid off through a new line of credit with First Regional Bank in the amount of $100,000.  As part of this transaction a certificate of deposit (CD) in the amount of $100,000 was established as collateral on the First Regional LOC.  This is an interest bearing account which earns 1.90% annually and matures in February 2006.  The new LOC with First Regional Bank matures in February 2006 and has an interest rate of 4.9%, or 3 percent over the CD rate.

The following table represents the contractual payments associated with the notes payable as of December 31, 2004:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2005	$69,643	633,706	703,349
2006	25,347	578,001	603,348
2007	0	0	0
2008	137,430	200,000	337,430
2009	0	0	0

Total	$232,420	$1,411,707	$1,644,127

4.              COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under various non-cancelable operating leases.  Future minimum lease payments required under operating leases, net of sublease income, as of December 31, 2004 are as follows:

	Sublease (Income)	Operating Leases	Net
Year ending December 31:
2005	(43,656)	$545,458	$501,802
2006	(15,515)	508,460	492,945
2007	0	165,660	165,660
2008	0	20,868	20,868
2009	0	43,475	43,475

Total minimum lease payments	$59,171	$1,283,921	$1,224,750

Rent expense under such operating leases was $450,363 and $382,627 for the years ended December 31, 2004 and 2003, respectively.  The Company’s leased office space includes approximately 13,500 square feet of general and administrative office space in Irvine, California through May 2006.  In addition, the Company leases approximately 7,000 square feet of office space in Irvine California through April 2007.

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

6.              STOCK-BASED COMPENSATION

Stock Options

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  Options to purchase an aggregate of 2,180,964 shares at prices ranging from $0.06 to $0.07 per share were granted with exercise price at fair value on the date of the grant during the year ended December 31, 2003. At December 31, 2004 and 2003, options to purchase 2,278,528 and 1,714,897 shares, respectively, of common stock were exercisable under the Stock Option Plan.

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

The Company’s Stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan at the Company’s 2004 Annual Meeting of Stockholders held November 12, 2004.  Pursuant to the 2004 Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  The Company’s 2004 Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 Flexible Incentive Plan until the Board of Directors or other such committee has determined that such issuance of awards under the 2004 Flexible Incentive Plan will not violate applicable federal or state securities laws.

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

Warrants

•                  In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act of 1933, as amended.  The warrants were issued at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over two years and expire in ten years.   As the warrants were issued at the fair market value, the Company did not record any expense from the warrants issued, in accordance with APB Opinion No. 25 and related interpretations.

•                  In June 2004, pursuant to the Private Placement, the Company issued warrants to purchase 7,142,393 shares of the Company’s common stock to the Institutional Investors and the Accredited Investors (Note 7).  The warrants had an estimated fair value of $1,776,000 based on the Black-Scholes valuation model.  In addition, the Company issued warrants to purchase 652,174 shares of the Company’s common stock to its investment banking firm for services rendered, with a weighted-average exercise price of $0.25 expiring June 2009.  The estimated fair value of the investment banking warrants was $163,000 based on the Black-Scholes valuation model.

•                  In August 2004, the Company issued warrants to purchase 25,000 shares of common stock at $0.22, with an exercise price set at the fair market value of the Company’s common stock on the date of grant.  The warrants, which were issued to a principal of one of the Company’s investment advisors, vest in equal proportions every three months over a two-year period and have a ten-year term.

•                  In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 7).  Such amount is presented in the “Warrants” line item on the Company’s December 31, 2004 consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

At December 31, 2004 and December 31, 2003, options / warrants to purchase 8,689,566 and 759,312 shares, respectively, of common stock were exercisable from grants outside the Stock Option Plan.

Information regarding all stock options / warrants issued is as follows:

	Number of Options /Warrants	Weighted- Average Exercise Price
Balances, December 31, 2002	3,278,930	$0.06
Granted (weighted-average fair value of $0.06)	2,180,964	0.06
Exercised	(113,636)	0.07
Canceled	(566,103)	0.07
Balances, December 31, 2003	4,780,155	$0.06
Granted (weighted-average fair value of $0.27)	8,895,567	0.27
Exercised	(925,576)	0.04
Canceled	(181,515)	0.07
Balances, December 31, 2004	12,568,631	$0.21

The following table summarizes information concerning currently outstanding and exercisable options:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.03	524,450	7.86	$0.03	349,630	$0.03
$0.05	815,000	7.57	$0.05	806,667	$0.05
$0.06	636,965	8.55	$0.06	265,398	$0.06
$0.07	1,350,899	6.85	$0.07	1,350,899	$0.07
$0.08	360,000	8.62	$0.08	149,998	$0.08
$0.17	48,000	9.84	$0.17	0	$0.17
$0.18	230,000	9.78	$0.18	0	$0.18
$0.20	360,000	9.01	$0.20	119,999	$0.20
$0.22	25,000	0.58	$0.22	25,000	$0.22
$0.23	434,782	4.47	$0.23	434,782	$0.23
$0.25	423,750	9.05	$0.25	105,938	$0.25
$0.28	7,359,785	4.47	$0.28	7,359,785	$0.28
$0.03 to $0.28	12,568,631	5.79	$0.21	10,968,094	$0.20

7.              PRIVATE PLACEMENT

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement.

Pursuant to the Private Placement purchase agreement (“Purchase Agreement”), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors.  The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period.  Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004 and on March 10, 2005, a “resale” registration statement with the Securities and Exchange Commission (“SEC”), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors.  The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.  Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company’s common  stock exercisable at $0.28 per share for five years.

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

Registration Rights Agreements

Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 30, 2004 and on March 10, 2005, to enable shares to be resold thereunder.  If such registration statements had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement is not filed (“Liquidated Damages”).

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

The registration statements filed with the SEC on July 30, 2004 and on March 10, 2005 were declared effective by the SEC on September 10, 2004 and  March 10, 2005, respectively.  Subject to certain conditions, the Company will use commercially reasonable efforts to cause the registration statement(s) to remain effective until the earlier of (i) the date on which all registrable securities covered by such registration statement have been sold, or (ii) the date on which all registrable securities covered by such registration statement may be sold pursuant to Rule 144(k). Further, the Company will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

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

8.              GOODWILL

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

Since the spin-off from Avery on February 9, 2001, the economic condition of the communications industry in particular, and the economy in general, has continued to deteriorate.  The Company has significantly reduced personnel and expenses during 2001, and the current cash flow forecasts have been reduced significantly as compared to the forecast used at the time of the Avery transactions.  Also, the Company’s market capitalization has decreased significantly from the spin-off date. As a result, during the quarter ended September 30, 2001, goodwill was deemed impaired, and the Company recorded a charge of $5.6 million to reflect the write down of goodwill to its estimated recoverable value.

In 2001, the Company adopted SFAS No. 141, Business Combinations, and on January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, and required the testing of goodwill for impairment under the new standard by June 30, 2002.  Management completed reviews of each of the Company’s reporting units, Systems and Services, and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002, September 30, 2002, 2003 and 2004.  Management will continue to complete an annual testing of goodwill for impairment on September 30th of each year.  Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates.  Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

9.              EMPLOYEE BENEFITS

The Company has a qualified 401(k) retirement plan (the “Plan”) for its full-time employees and makes contributions at the discretion of the Board of Directors.  Total contributions to the Plan were $25,130 for the year ended December 31, 2004.

10.       INCOME TAXES

For each of the years ended December 31, 2004 and 2003, the expense for income taxes was $1,600.  The expense for income taxes for the years ended December 31, 2004 and 2003 reflects the minimum tax due in California.

A reconciliation of the provision for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before provision for income taxes is as follows:

	2004	2003

Benefit at statutory rate	$(407,936)	$(94,270)
State taxes, net of federal benefit	28,721	5,298
Adjustment of net operating loss, credit carryforwards and depreciation	133,705	30,041
Change in valuation allowance	242,881	65,579
Other	4,229	(5,048)

	$1,600	$1,600

The tax effects of temporary differences used in determining the Company’s deferred tax assets and liabilities are presented below at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:

Net operating loss carryforwards	$1,005,851	$576,474
Accruals	250,256	209,524
Credits	314,920	316,829
State taxes	544	2,730
Other	5,549	27,091

Total deferred tax assets	1,577,120	1,132,648
Less valuation allowance	(1,263,801)	(1,020,920)

Net deferred tax assets	313,319	111,728

Deferred tax liabilities:
Basis difference in fixed assets	(313,319)	(111,728)
State taxes	—	—

Total deferred tax liabilities	(313,319)	(111,728)

Net deferred tax assets	$—	$—

Based upon uncertainties related to the Company’s ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the years ended December 31, 2004 and December 31, 2003, as it is more likely than not that the Company’s deferred tax asset will not be realized.

At December 31, 2004, the Company’s federal and state loss carryforwards are $2,654,780 and $1,896,426 and will begin to expire in 2019 and 2006, respectively.  The Company’s research and development credit carryforward is $291,382 and will begin to expire in 2019.  However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group.

As a result of the merger of Primal Systems, Inc. with and into Avery (see Note 1), the Company’s annual use of Primal Systems, Inc.’s net operating losses were limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually.

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

The Company’s reportable operating segments include Systems and Services.  The Systems operating segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions.  The Services segment provides after-sale support for software products, programming, maintenance, customization, consulting and application management and hosting services related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

Operating segment data for years ended December 31, 2004 and 2003 were as follows:.

	Systems	Services	Total

Year ended December 31, 2004
Revenues	$2,441,978	5,166,908	7,608,886
Cost of Revenues	96,357	3,620,193	3,716,550
Gross Profit	$2,345,621	1,546,715	3,892,336

Year ended December 31, 2003
Revenues	$2,548,980	$3,967,685	$6,516,665
Cost of Revenues	244,107	2,692,041	2,936,148
Gross Profit	$2,304,873	$1,275,644	$3,580,517

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Year ended December 31, 2004
Revenues	$6,511,940	$610,673	$486,273	$7,608,886
Gross Profit	3,331,913	311,989	248,434	3,892,336
Net Loss	(1,026,842)	(96,295)	(76,678)	(1,199,815)
Property and Equipment, net	493,065			493,065

Year ended December 31, 2003
Revenues	$5,492,439	$609,055	$415,171	$6,516,665
Gross Profit	3,017,776	334,639	228,112	3,580,517
Net Loss	(234,797)	(26,037)	(17,748)	(278,582)
Property and Equipment, net	493,407			493,407

12.       RELATED PARTY TRANSACTION

In September 2003, the Board of Directors approved and completed the sale of 688,235 shares of our common stock to members of the Board of Directors at a price equal to fair market value.

13.       SUBSEQUENT EVENTS

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms in December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  As a result of this event, the Company has incurred a liability for one time termination benefits to be paid to its employees, provided that related employees fulfill their contractual obligations, and announced the terms of such termination benefits to its employees in January 2005.  In accordance with SFAS 146 the Company has measured the liability estimated to be approximately $155,000 and will record the charge pro-rata throughout 2005.  In accordance with SFAS 146 the estimated liability will be re-measured throughout 2005.