Form 10QSB
period 2005-03-31
PRIMAL SOLUTIONS INC
filed 2005-05-09
CIK 1124217

As filed with the Securities and Exchange Commission on May 6, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2005

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

Yes  ☒     No  ☐

Number of shares outstanding as of the close of business on May 5, 2005:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	36,366,341

Transitional Small Business Disclosure Format (Check one):                                                                                                                   Yes  ☐              No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,480,624	$2,603,132
Restricted cash (Note 2)	100,000	—
Accounts receivable, net of allowance for doubtful accounts of none (2005 and 2004)	518,062	499,107
Prepaid expenses and other current assets	193,130	122,853
Total current assets	2,291,816	3,225,092
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,400,054 (2005) and $1,353,931 (2004)	468,104	493,065
GOODWILL	592,540	592,540
OTHER ASSETS	89,330	88,718
	$3,441,790	$4,399,415

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,072,452	$1,255,226
Deferred revenue	316,151	727,681
Current portion of notes payable	686,840	633,706
Total current liabilities	2,075,443	2,616,613

NOTES PAYABLE, less current portion	764,775	851,731
Other non-current liabilities	3,210	3,210
Total liabilities	2,843,428	3,471,554

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,252,991 and 36,178,441 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	362,530	361,784
Additional paid-in capital	13,236,154	13,232,265
Warrants (Note 4)	1,204,500	1,204,500
Accumulated deficit	(14,204,822)	(13,870,688)
Net stockholders’ equity (deficit)	598,362	927,861
	$3,441,790	$4,399,415

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

REVENUES:
System revenue	$678,634	$523,077
Service revenue	1,523,565	1,223,490
Total revenues	2,202,199	1,746,567

COST OF REVENUES:
Cost of systems	16,056	17,295
Cost of services	942,920	881,290
Total cost of revenues	958,976	898,585
GROSS MARGIN	1,243,223	847,982
OPERATING EXPENSES:
Research and development	338,046	301,627
Sales and marketing	606,210	383,216
General and administrative	617,514	397,768
Total operating expenses	1,561,770	1,082,611

LOSS FROM OPERATIONS	(318,547)	(234,629)
INTEREST AND OTHER EXPENSE, net	(13,990)	(37,339)
LOSS BEFORE INCOME TAX PROVISION	(332,537)	(271,968)
INCOME TAX PROVISION	1,600	—
NET LOSS	$(334,137)	$(271,968)

Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted-average basic and diluted common shares outstanding	36,227,383	21,007,643

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(334,137)	$(271,968)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,663	63,003
Loss on disposal of assets	(155)	—

Changes in operating assets and liabilities:
Accounts receivable	(18,955)	(439,002)
Prepaid expenses and other current assets	(17,711)	(69,954)
Accounts payable and other accrued liabilities	(182,772)	88,378
Increase in non-current accrued interest payable	6,205	5,659
Deferred revenue	(411,530)	(113,026)
Other non-current assets and liabilities	(612)	(8,566)
Net cash used by operating activities	(913,004)	(745,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,702)	(30,953)
Proceeds from sales of property and equipment	155	—
Net cash used in investing activities	(21,547)	(30,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	100,000	—
Retirement of line of credit	(100,000)	—
Payments on notes payable	(92,592)	(50,493)
Proceeds from issuance of common stock, net	4,635	2,500
Net cash used by financing activities	(87,957)	(47,993)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	$(1,022,508)	$(824,422)
CASH AND CASH EQUIVALENTS, beginning of period	2,603,132	1,249,237
CASH AND CASH EQUIVALENTS, end of period	$1,580,624	$424,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,120	$33,053
Taxes	$1,600	$15,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

Notes to Condensed Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of March 31, 2005 and for the each of the three-months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Organization and Nature of Operations - Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms.  During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly-owned subsidiary, Wireless Billing Systems, which provides software and services to the telecommunications industry.  Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”), ACI Telecommunications Financial Services Corporation, and the surviving company changed its name to Primal Solutions, Inc.  The Company develops, markets and supports convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

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

At March 31, 2005, the Company had two stock-based employee compensation plan, which are described in Note 4.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(334,137)	$(271,968)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,449)	(18,732)
Pro Forma net loss	$(368,586)	$(290,700)

Net loss per share:

Basic and Diluted-as reported	$(0.01)	$(0.01)
Basic and Diluted-pro forma	$(0.01)	$(0.01)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004; expected volatility of 150%, risk-free interest rate of 3.50% and a weighted-average contractual life of 10 years. There were no options granted under either plan during the three months ended March 31, 2005.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at March 31, 2005 and December 31, 2004 are primarily due from the major customers indicated below.

In the three months ended March 31, 2005, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $341,000, respectively. In the three months ended March 31, 2004, the Company had one customer that accounted for greater than 10% of the Company’s total revenues in the amount of $1.1 million.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for basic loss per share-
Net loss available to stockholders	$(334,137)	$(271,968)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	36,227,383	21,007,643
Net effect of dilutive stock options	—	—
Weighted average common equivalent shares	36,227,383	21,007,643
Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non-current	Total
March 31, 2005:
Corsair Communications, Inc.	$540,845	484,840	1,025,685
Spieker Properties, L.P.	—	279,935	279,935
AICCO, Inc.	45,995	—	45,995
First Regional Bank	100,000	—	100,000
Total	$686,840	764,775	1,451,615

December 31, 2004:
Corsair Communications, Inc.	$533,706	578,001	1,111,707
Spieker Properties, L.P.	—	273,730	273,730
Sunwest Bank	100,000	—	100,000
Total	$633,706	851,731	1,485,437

Note Payable to Corsair Communications, Inc.

In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006 and converted the note to fully-amortizing payments of approximately $50,000 per month beginning January 2005 with an interest rate of 8%.  At March 31, 2005 the balance of the note was $1,025,685.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.  At March 31, 2005 the balance of the note was $279,935.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement was structured as an equipment line of credit facility for $100,000.  The second loan agreement was structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit were to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% and a maturity date of October 2004.  In October 2004 the equipment line of credit was paid off and cancelled.

Any borrowings under the operating line of credit were to be repaid in full at the maturity date as extended in April 2005.  The operating line outstanding balances accrued interest monthly at a rate of prime plus 2.00% with a floor rate of 6.50% and was paid monthly.  The loan agreement did not include any specific financial covenants that the Company was required to meet, however, the Company was required to inform Sunwest Bank of i) all material adverse changes to the Company’s financial condition, and ii) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.  In February 2003, the Company drew down $100,000 on the Sunwest operating line of credit to finance a portion of the annual premium for an insurance policy.  During February 2005, the Company paid off the $100,000 balance on the operating line of credit with proceeds from a new line of credit with First Regional Bank.  The Sunwest operating line of credit was cancelled as a result.

Note Payable to First Regional Bank

During February 2005, the Company changed banks from Sunwest to First Regional Bank.  The existing operating line of credit balance with Sunwest Bank was paid off through a new line of credit with First Regional Bank in the amount of $100,000.  As part of this transaction a certificate of deposit in the amount of $100,000 was established as collateral on the First Regional line of credit.  This is an interest bearing account which earns 1.90% annually and matures in February 2006.  The line of credit is to be repaid at maturity (February 2006) with interest paid monthly at a rate of the greater of 4.9% or 3.0% over the collateral CD rate.

Note Payable to AICCO

During the three months ended March 31, 2005, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual D&O and EPL insurance policies.  The total amount financed was $52,566 at an interest rate of 8.88%. The Company will make monthly payments to AICCO (including interest) through November 2005.  As of March 31, 2005, the outstanding balance on this note was $45,995.

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

4.                                      STOCK-BASED COMPENSATION

Stock Options and Warrants:

	Granted during quarter ended March 31, 2005	Total outstanding at March 31, 2005	Total exercisable at March 31, 2005
Stock Option Plans	—	3,556,545	2,384,802
Options issued outside the 2001 Stock Option Plan	—	360,000	149,998
Options issued outside the 2004 Stock Option Plan	—	—	—
Warrants	—	775,000	775,000
Warrants pursuant to private placement	—	7,794,567	7,794,567
Total	—	12,486,112	11,104,367

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s

Stock Option Plan, as amended.  Under the terms of the amended Stock Option Plan employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  There were no options granted under this plan during the three months ended March 31, 2005.  At March 31, 2005, options to purchase 2,384,802 shares of common stock were exercisable under the Stock Option Plan.

The Company’s Stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan at the Company’s 2004 Annual Meeting of Stockholders held November 12, 2004.  Pursuant to the 2004 Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  The Company’s 2004 Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 Flexible Incentive Plan until the Board of Directors or other such committee has determined that such issuance of awards under the 2004 Flexible Incentive Plan will not violate applicable federal or state securities laws. There were no options granted under this plan during the three months ended March 31, 2005.

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

Warrants

In June 2004, pursuant to the Private Placement (as discussed in Note 5 below), the Company issued warrants to purchase 7,142,393 shares of the Company’s common stock to the Institutional Investors and the Accredited Investors (Note 5).  The warrants had an estimated fair value of $1,776,000 based on the Black-Scholes valuation model.  In addition, the Company issued warrants to purchase 652,174 shares of the Company’s common stock to its investment banking firm for services rendered with an weighted-average exercise price of $0.25 expiring June 2009.  The estimated fair value of the investment banking warrants were $163,000 based on the Black-Scholes valuation model.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 5).  Such amount is presented in the “Warrants” line item on the Company’s March 31, 2005 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

In August 2004, the Company issued warrants to purchase 25,000 shares of common stock at $0.22, with an exercise price set at the fair market value of the Company’s common stock on the date of grant.  The warrants, which were issued to a principal of one of the Company’s investment advisors, vest in equal proportions every three months over a two-year period and have a ten-year term.

During 2003, the Company issued to non-employee members of the Board of Directors a total of 1,000,000 warrants to purchase common stock at a price of $0.05 per share, fair market value at the time of the grants.  Warrants issued initially vested proportionately every three months over a two-year period from the date of the grant.  As a result of the Private Placement, the warrants have fully vested.

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2004	12,568,631	$0.21
Granted	—	—
Exercised	(74,550)	0.06
Canceled	(7,969)	0.07
Balances, March 31, 2005	12,486,112	$0.21

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options / Warrants Outstanding			Options / Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.03	501,050	7.62	$0.03	373,837	$0.03
$0.05	815,000	7.32	$0.05	810,833	$0.05
$0.06	630,191	8.30	$0.06	306,664	$0.06
$0.07	1,299,554	6.60	$0.07	1,299,554	$0.07
$0.08	360,000	8.38	$0.08	180,000	$0.08
$0.17	48,000	9.59	$0.17	4,000	$0.17
$0.18	230,000	9.53	$0.18	19,166	$0.18
$0.20	360,000	8.76	$0.20	149,998	$0.20
$0.22	25,000	0.34	$0.22	25,000	$0.22
$0.23	434,782	4.22	$0.23	434,782	$0.23
$0.25	422,750	8.80	$0.25	140,748	$0.25
$0.28	7,359,785	4.22	$0.28	7,359,785	$0.28
$0.03 to $0.28	12,486,112	5.53	$0.22	11,104,367	$0.22

5.                                      PRIVATE PLACEMENT

On June 15, 2004, the Company completed a private placement (the “Private Placement”) of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds” or the “Institutional Investors”).  In connection with the Private Placement, the

Company also sold shares of its common stock and warrants to other accredited investors (“Accredited Investors”), including but not limited to each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  (Those Accredited Investors who are members of the Company’s management are hereafter referred to as “Management Accredited Investors,” and those accredited investors who are not members of the Company’s management are hereafter referred to as “Non-Management Accredited Investors.”)  Pursuant to the Private Placement with the Institutional Investors and the Accredited Investors, the Company issued an aggregate of 14,284,782 shares of its common stock (the “Shares”) and warrants to purchase 7,142,393 shares of the Company’s common stock (the “Warrants”; together with the Shares, the “Private Placement Securities”) for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as “Warrant Shares.”

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

Pursuant to the Private Placement purchase agreement (“Purchase Agreement”), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors.  The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period.  Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, as subsequently amended, a “resale” registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors.  The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company’s Board of Directors, Chief Executive Officer, and Chief Financial Officer.  Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.  Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.

Registration Rights Agreements

Under the terms of the Private Placement, the Company granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  The Company filed the Registration Statement, to enable shares to be resold thereunder.  If such Registration Statement had not been filed with the SEC on or before such time, the Company would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the Registration Statement is not filed (“Liquidated Damages”).

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

The Registration Statement was initially declared effective by the SEC on September 10, 2004.  Subject to certain conditions, the Company will use commercially reasonable efforts to cause the Registration Statement to remain effective until the earlier of (i) the date on which all registrable securities covered by such Registration Statement have been sold, or (ii) the date on which all registrable securities covered by such Registration Statement may be sold pursuant to Rule 144(k). Further, the Company will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

Section 2(c) (ii) of the Registration Rights Agreement with the Institutional Investors, permits the Company, within 10 business days following the filing of the Company’s current, quarterly or annual reports, to file a post-effective amendment to the Registration Statement on Form SB-2 and use commercially reasonable efforts to have such post-effective amendment declared effective.  If the Company delays filing a post-effective amendment to the Registration Statement, pursuant to Section 2(c) (i) of the Registration Rights Agreement, the Company may be subject to Liquidated Damages.

All expenses of filing and causing the Registration Statement and each amended thereto to become and remain effective shall be borne by the Company.

The Company granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

Warrants

The Company issued to the Institutional Investors and the Non-Management Accredited Investors Warrants that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments.  The Warrants expire on June 15, 2009.  The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the Registration Statement has been initially declared effective by the SEC.

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

The operating segment data for the three months ended March 31, 2005 and 2004 were as follows:

	Systems	Services	Total

Three months ended March 31, 2005
Revenues	$678,634	$1,523,565	$2,202,199
Cost of Revenues	16,056	942,920	958,976
Gross Profit	$662,578	$580,645	$1,243,223

Three months ended March, 31, 2004
Revenues	$523,077	$1,223,490	$1,746,567
Cost of Revenues	17,295	881,290	898,585
Gross Profit	$505,782	$342,200	$847,982

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended March 31, 2005
Revenues	$1,650,348	$427,786	$124,065	$2,202,199
Gross Profit	926,230	246,113	70,880	1,243,223
Net loss	(248,940)	(66,147)	(19,050)	(334,137)
Property and equipment, net	468,104	—	—	468,104

Three months ended March 31, 2004
Revenues	$1,478,021	$151,652	$116,894	$1,746,567
Gross Profit	717,599	73,629	56,754	847,982
Net loss	(230,151)	(23,615)	(18,202)	(271,968)
Property and equipment, net	461,357	—	—	461,357

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

General

We deliver software and service solutions that allow the communications service providers to generate revenue from its internet protocol network or “IP network.” Our communications software products and services enable usage-based billing and customer usage management for IP network services without requiring the communications service providers, or “CSPs,” to undertake expensive changes or upgrades to existing back-office billing and customer care systems.

We have focused our marketing and product strategy around IP networks. We believe that the greatest opportunity for growth in sales of both our products and services will be to CSPs who utilize IP networks for multiple services including voice, data, and video. Our IP mediation solution, Access IM®, our event rating system, Connect RTRTM, our integrated mediation, rating and web presentation solution, Connect IXCTM, and our customer care and billing solution, Connect CCB®, form the foundation for the solutions we provide to customers.

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

Current Conditions

Beginning in 2004 and continuing through the first quarter of 2005, our focus was on managing costs and expanding our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive.  Sales opportunities in the United States of America have continued to be limited due to the constrained economic conditions recently experienced by the communications industry, although we have begun to see improvements in the marketplace.  While we believe there is a good opportunity to sell or license our solutions to Rural Broadband CSPs, the sales cycle in this market can be six months or longer because Rural Broadband CSPs are frequently local municipal utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers.  While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.

Beginning in the third quarter of 2004 and continuing through the first quarter of 2005, we continued to focus on our target markets of Cable multi-system operators or “MSOs”and Rural Broadband CSPs.  We have been successful in providing new products and services to these markets, including entering into a multi-year agreement with a rural municipality to deploy its operation support systems on a “next generation” network to support voice, video and data services on the same network “triple play”.  We also completed new releases of some of our products to provide additional value for the customers in our target markets.  These releases include a workforce management module for Connect CCB; enhanced revenue assurance reporting for Access IM; and enhanced capabilities in Connect IXC that enables usage management and billing for high speed network data services such as cable modem services.  We have expanded the number of our co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in these markets We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows, industry organizations and other activities

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company’s condensed consolidated financial condition and results of operations.  The discussion should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included elsewhere in this Report and those in our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.  That Annual Report includes our audited consolidated financial statements for our fiscal year ended December 31, 2004.

Results of operations for the three months ended March 31, 2005 and 2004

Statement of Operations Data (in thousands)

	For the three months ended March 31,		Change
	2005	2004	$	%
	(Unaudited)
REVENUES:
System revenue	$679	$523	156	30%
Service revenue	1,523	1,224	299	24%
Total revenues	2,202	1,747	455	26%
COST OF REVENUES:
System revenue	16	17	(1)	(6)%
Service revenue	943	881	62	7%
Total cost of revenues	959	899	60	7%
GROSS MARGIN	1,243	848	395	47%
OPERATING EXPENSES:
Research and development	338	302	36	12%
Sales and marketing	606	383	223	58%
General and administrative	617	398	219	55%
Total operating expenses	1,561	1,083	478	44%
INCOME (LOSS) FROM OPERATIONS	(318)	(235)	(83)	(35)%
INTEREST AND OTHER EXPENSE, NET	(14)	(37)	23	62%
INCOME (LOSS) BEFORE INCOME TAXES	(332)	(272)	(60)	(22)%
INCOME TAX PROVISION	2	—	2	—%
NET INCOME (LOSS)	$(334)	$(272)	(62)	(23)%
Supplemental data:
Depreciation and Amortization	$47	$63	(16)	(25)%

Overview

During the first quarter of 2005, revenues increased by $455,000 or 26%, to $2.2 million as compared to $1.7 million for the same period in the prior year.  Despite this increase in revenue, we recorded a net loss when compared to the same period in the prior year, primarily due to increased expenses associated with expanding our sales and marketing efforts in addition to the impact of termination benefits for former employees and the impact of the pro-rata charges for SFAS 146-related expenses as discussed elsewhere in this report.  Overall, operating expenses increased by $478,000, primarily due to the increase in marketing and selling expenses, and general and administrative expenses of $606,000 and $617,000 respectively, for the three months ended March 31, 2005, as compared to $383,000 and $398,000 respectively, for the same period in the prior year.

Revenues

Total revenues increased to $2.2 million for the three months ended March 31, 2005, from $1.7 million for the three months ended March 31, 2004, primarily due to an increase in revenues from licenses and application management and hosting services and other new professional services.  Revenue from these services was $507,000 in the first quarter of 2005 as compared to $244,000 for the same period in the prior year.

Service revenue increased to $1.5 million, or 69% of total revenues, for the three months ended March 31, 2005, from $1.2 million or 70% of revenues, for the same period last year.  The increase was primarily due to an increase in application management and hosting services revenue, customer usage analytics services, training and other new services.  Revenue attributable to these services was $507,000 in the first quarter of 2005, an increase of $263,000 over the same period in the prior year.  In the first quarter of 2005, we continued to provide our customers assistance with rolling out their new products and services to their target markets, and giving them the tools to monitor progress and growth.  In addition, we increased revenue from our application management and hosting services in the first quarter of 2005 over the same period in prior year as a result of greater demand from our customers.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

System revenue increased by $156,000 to $679,000, or 31% of total revenues, for the three months ended March 31, 2005, from $523,000, or 30% of total revenues, for the same period last year, primarily due to an increase in subscription-based license fees and new license fees to customers.  Revenue from the sale of third-party software and hardware decreased to $16,000 in the first quarter of 2005 as compared to $17,000 for the same period in the prior year.  As we sell or license more solutions to our target customers, we expect to see an increase in system revenue, but not necessarily a proportionate increase in third-party software and hardware sales.  In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

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

System revenue consists of software license fees charged to our customers for their use of our software.  Software license fees include one-time and recurring license charges, and license upgrade charges.  Under our subscription-based model, monthly software license fees are volume sensitive and generally are based on the number of subscribers.  System revenue also includes revenue associated with sales of third-party software or hardware.

For the three months ended March 31, 2005, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $341,000, respectively.  In the same period last year, we had one customer that accounted for greater than 10% of our total revenues in the amount of $1.1 million.  As discussed elsewhere in this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data..

Cost of Revenues

Total cost of revenues increased to $959,000 or 44% of total revenues, for the three months ended March 31, 2005, from $899,000, or 51% of total revenues, for the same period last year, primarily due to an increase in the cost of service revenue.

Cost of service revenue increased in the first quarter of 2005 as compared to the same period in the prior year primarily because of a higher level of professional services activity caused by greater demand from our customers.  In addition, certain investments we made in our services group in 2004 have not been fully leveraged as of the first quarter 2005 and, thus, these additional costs continue to impact our services revenue margin.  As we attempt to continue to grow our services group, we anticipate that we will be able to leverage these investments better and improve our margins.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

The cost of system revenue decreased to $16,000 for the three months ended March 31, 2005, as compared to $17,000 in the same period last year.  The decrease is primarily due to a decrease in the sale of third-party software and hardware as discussed above.  Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased slightly to $338,000 or 15% of total revenues, in the first quarter of 2005 as compared to $302,000, or 17% of total revenues, in the same period in the prior year primarily due to increased expenditures associated with new product development efforts and enhancements to existing products.

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

Sales and Marketing

The increase in sales and marketing expenses was largely due to the increase in marketing activities to improve market awareness and staffing related costs.  We have also expanded our marketing efforts through increased trade show participation.  These activities have resulted in an increase in sales and marketing related expenses of $223,000 as compared to same period in the prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses increased to $617,000 or 28% of total revenues for the three months ended March 31, 2005, from $398,000, or 23% of total revenues for the three months ended March 31, 2004, primarily due to an increase in professional services and public company related expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Depreciation and amortization expense included in the results of operations decreased to $47,000 for the three months ended March 31, 2005, as compared to $63,000 for the three months ended March 31, 2004 as certain assets acquired in prior years became fully depreciated in 2004.

Interest and Other Expense, Net

Interest and other expense generally consists of interest income, interest expense and gain or loss of the sale of assets and remained the same over the prior year quarter.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	March 31,	December 31,	Change
	2005	2004	$	%
	(Unaudited)

Cash and cash equivalents	$1,581	$2,603	(1,022)	(39)%
Accounts receivable	518	499	19	4%
Cash, cash equivalents and accounts receivable	2,099	3,102	(1,003)	(32)%
Current Assets	2,292	3,225	(933)	(29)%

Accounts payable and accrued expenses	1,072	1,255	(183)	(15)%
Current portion notes payable	687	634	53	8%
Deferred revenue	316	727	(411)	(57)%
Current Liabilities	2,075	2,616	(541)	(21)%
Working Capital	217	609	(392)	(64)%
Long term notes payable	765	852	(87)	(10)%

Overview

As of March 31, 2005, working capital decreased by $392,000, to $217,000, as compared to December 31, 2004, primarily due to an increase in cash used in operations resulting from the Company’s operating from a loss position during the first quarter 2005.  The decrease in working capital was also attributable to the Company’s use of cash to pay down its accounts payable and accrued expenses. We also had a decrease in our deferred revenue balance as compared to December 31, 2004 largely due to revenues being earned on work that was completed during the quarter and for which the customer had paid or the Company had billed prior to January 1, 2005.

Cash and Accounts Receivable

Our cash balance decreased by $1.0 million or 39% as of March 31, 2005, as compared to December 31, 2004, primarily due to usage of cash for operating needs. Our accounts receivable balance increased by $19,000 or 4% as compared to December 31, 2004 largely due to the timing of invoices to and collections from customers at the end or beginning of the periods.

Working Capital

Our working capital decreased primarily due to the increase in cash used in operations partially resulting from the Company operating from a loss position at quarter end, payments to vendors and payouts under the Company’s 2004 employee bonus program.  In addition, deferred revenue decreased by approximately $411,000 when compared to December 31, 2004 largely due to revenues being earned on work that was completed during the quarter and for which the customer had paid or the Company had billed prior to January 1, 2005.

Cash Flows

Net cash used by operating activities increased to $913,000 for the three months ended March 31, 2005, as compared to $745,000, for the three months ended March 31, 2004, primarily due to an increase in net loss which is the result of increased sales and marketing costs and overall general and administrative expenses in the three months ended March 31, 2005.

Net cash used in investing activities decreased to $22,000 for the three months ended March 31, 2005, as compared to $31,000 for the three months ended March 31, 2004, due to the fewer fixed asset related purchases.

Net cash used by financing activities increased to $88,000 for the three months ended March 31, 2005, as compared to $48,000 for the three months ended March 31, 2004, primarily due to increased payments on notes payables during the first quarter of 2005 compared to the same period last year.  Also, during the first quarter of 2005, we refinanced our $100,000 outstanding line of credit with Sunwest with proceeds obtained from a new line of credit with First Regional Bank.

We believe that existing cash balances, combined with cash generated from future operations and the remaining gross cash proceeds we received from our Private Placement, will be sufficient to support our working capital requirements through at least the next twelve months.  In future periods, we may seek to finance certain equipment purchases through the issuance of debt or capital lease transactions.  We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

Pursuant to the Purchase Agreement, we issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors. We also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period. Additionally, we and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, we agreed to file a “resale” registration statement and maintain and update it as necessary, covering the Shares and Warrants Shares in connection with the Private Placement, no later than July 30, 2004, which securities are part of the subject matter of the Registration Statement.  A form of the Purchase Agreement, the Registration Rights Agreement, and Warrant Agreement are filed herewith as Exhibits 10.20, 10.21, and 10.22, respectively (collectively, the “Institutional Investor Agreements”), to the Registration Statement.

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

Registration Rights Agreements

Under the terms of the Private Placement, we granted the Institutional Investors and the Non-Management Accredited Investors the following registration rights as to their Shares, including Warrant Shares issuable upon the exercise of the Warrants:

•                  We filed the Registration Statement to register and thereby enable shares described thereunder to be resold. If such Registration Statement had not been filed with the SEC on or before such date, we would have been required to pay Liquidated Damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the Registration Statement was not filed.

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

The Registration Statement was initially declared effective by the SEC on September 10, 2004.  Subject to certain conditions, the Company will use commercially reasonable efforts to cause the Registration Statement to remain effective until the earlier of (i) the date on which all registrable securities covered by such Registration Statement have been sold, or (ii) the date on which all registrable securities covered by such Registration Statement may be sold pursuant to Rule 144(k). Further, the Company will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

Further, we are obligated to use reasonable efforts to register or qualify or cooperate with such investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

All expenses of filing and causing the Registration Statement to become and remain effective shall be borne by us.

We granted the Management Accredited Investors registration rights that are no more favorable than the terms described above.

Section 2(c) (ii) of the Registration Rights Agreement with the Institutional Investors, permits the Company, within 10 business days following the filing of the Company’s current, quarterly or annual reports, to file a post-effective amendment to the Registration Statement on Form SB-2 and use commercially reasonable efforts to have such post-effective amendment declared effective.  If the Company delays filing a post-effective amendment to the Registration Statement, pursuant to Section 2(c) (i) of the Registration Rights Agreement, the Company may be subject to Liquidated Damages.

Warrants

We issued Warrants to the Institutional Investors and the Non-Management Accredited Investors that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments. The Warrants expire on June 15, 2009. The Warrants may be called by the Company at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement was initially declared effective by the SEC.

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

Revenue from our largest customer represented approximately 49% or $1.1 million based on total revenues of $2.2 million for the three months ended March 31, 2005, and approximately 61% or $1.1 million based on total revenues of $1.8 million for the three months ended March 31, 2004.  Revenues from our second largest customer during the three months ended March 31, 2005 represented approximately 16% of total revenues.  Revenues from our second largest customer during the three months ended March 31, 2004 represented approximately 9% of total revenues.  The related costs of revenues include staffing, management and overhead costs.

Other Transactions

Effective March 25, 2005, the Company and Robert Richardson agreed to amend and restate that certain letter agreement dated August 18, 2003 between the Company and Robert Richardson to provide (i) a 90 day period of transition assistance pay in the event Mr. Richardson’s employment with the Company is terminated without cause, (ii) that in the event of a change of control of the Company, Mr. Richardson is terminated without cause, or Mr. Richardson terminates his employment for good reason, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Richardson shall accelerate and vest.

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

Effective April 18, 2005, in furtherance of the Company’s policy on executive incentive compensation, and upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved and established certain corporate performance goals and set the minimum corporate performance level that must be achieved before any incentive compensation awards can be paid.  Because achievement of the executives’ individual performance goals assists the Company in meeting its short- and long-term business objectives, the Company’s policy on executive incentive compensation is intended to reward executive-level employees for their achievement of individual performance goals only if the Company also meets its minimum corporate performance level.  Accordingly, no incentive compensation award is to be granted to any executive unless the minimum corporate performance levels have been achieved.

In establishing the Company’s corporate performance goals, the Company’s Board of Directions and Compensation Committee assess both past and projected corporate performance levels, as well as external market-place conditions, such as economic outlook, competitive performance levels, projected industry volumes and projected market share.  Examples of corporate performance goals include revenues and operating expenses for certain fiscal periods and cash balances at the end of those periods.

In addition to the corporate performance goals, on a semi-annual basis and subject to review and approval or modification by the Company’s Chief Executive Officer, each eligible executive sets a number of individual objectives.  Examples of objectives identified by executive officers have included achieving sales and financial targets, identifying and pursuing new business opportunities and strategic alliances, attaining product development goals, accomplishing sales training goals, and identifying and implementing cost reduction measures.  An eligible executive’s incentive compensation award is based on the achievement of a minimum level of both corporate and individual performance goals and is expressed as a percentage of the participant’s year-end base salary, ranging in amount from 35% to 100% of the year-end base salary.

A copy of the Company’s Policy on Executive Compensation and Form of Award Agreement are filed as Exhibits 10.40 and 10.41, respectively, to the Company’s current report on Form 8-K, filed with the SEC on April 20, 2005.

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

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms in December 2005. Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside. We expect to continue to maintain our historically cooperative working relationship with this customer, and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

Revenue from this customer represented approximately 49% or $ 1.1 million based on total revenues of $2.2 million for the three months ended March 31, 2005, and approximately 61% or $1.1 million based on total revenues of $1.8 million for three months ended March 31, 2004. The related costs of revenues include staffing, management and overhead costs.

As discussed elsewhere in this report, we have increased our sales and marketing staffing and efforts, and are currently evaluating other strategic initiatives as part of our effort to increase revenues from other sources. In 2004, we worked to decrease the percentage of revenue that our largest customer represents through expanding relationships with our other customers and through increased customer acquisition activities. Unless we are able to increase our revenue from other sources, reduce our costs, or raise additional funds, the loss of revenue attributable to this customer may harm our business in the future. We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset the loss of revenue associated with this customer, if at all. Further we cannot be certain that additional financing will be available to us on acceptable terms if and when required, or at all.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Excluding revenues attributable to our largest customer, total revenues from our second largest customer during the three months ended March 31, 2005 represented approximately 16% of total revenues. The loss of an additional large customer would cause our business to be further harmed and, if another large contract is cancelled or deferred or expires if an anticipated contract does not materialize, our business would be harmed.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $334,000 and $1.2 million for the three months ended March 31, 2005 and for the year ended December 31, 2004, respectively, and we could incur net losses for the foreseeable future. As of March 31, 2005, we had an accumulated deficit of $14.2 million (which accumulated deficit includes $7.7 million of purchase price Goodwill amortization expense and write-down, of which $5.6 million of Goodwill was written down in connection with our annual impairment test conducted in 2001, as required by FASB Statement No. 142).

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

In 2003, we established a new subscription-based recurring license fee software licensing model for new Connect IXC™ and Access IM® customers that allows them to pay a monthly fee based on the number of subscribers and/or transaction volumes associated with our products as compared to an up-front one-time license fee. Under this subscription-based recurring payment pricing model, revenue from customers is expected to grow as their subscribers and/or transaction volumes grow and, thus, revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our new customers do not or are not able to increase the number of subscribers as they expect, our revenues could be lower than anticipated.

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

We have difficulty predicting the volume and timing of orders from new customers. For example, we expect an increasing percentage of our total revenues will come from licenses of Access IM®, Connect RTR™ and Connect IXC™ and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

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

The market for MSOs to provide communications services using IP networks is in its early stages. We believe this market shows signs of growth opportunities for our products and services. However the revenue opportunities in the MSO market are dependent on certain factors, including the following:

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

We completed the Private Placement in June 2004, raising approximately $3.3 million in gross proceeds. We have used and plan to continue to use a portion of the net proceeds to stimulate our growth by and among other things, continuing to expand our sales and marketing efforts. We expect our growth could place significant demands on management as well as on our administrative, operational and financial resources and controls. If we fail to manage any growth that we may achieve effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

Our future success depends on our ability to attract and retain qualified personnel.

We expect to continue hiring sales, support, marketing and administrative personnel as needed. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

Our future success depends to a significant extent on the continued services of our senior management. If we lose the services of any of our senior management and are unable to hire suitable replacements, it could harm our business. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to effectively serve our existing customers and compete for new business, either of which could adversely affect our business and results of operations.

Certain portions of the communications industry continue to experience consolidation, which may reduce the number of potential clients for our software.

Certain portions of the communications industry continue to experience significant consolidation, which may result in fewer potential clients for our products and result in increasing the level of competition for new customers. In addition, larger consolidated communication service providers have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major communication service providers or “CSPs” to provide products and services that they need to remain competitive.

If we are forced to compete with a small number of incumbent operations support systems or “OSS” providers in selling products and services to large CSPs, our business may be harmed.

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

During 2004 and the first quarter of 2005, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

Additionally, the success of our software products depends upon the continued successful integration and operation of our software products with the communications equipment of the leading manufacturers. We currently target a customer base that uses a wide variety of communications network infrastructure equipment and software platforms, which are constantly changing. As such, we must continually modify our software products as new communications equipment is introduced. If our products fail to satisfy these demanding and rapidly changing technical challenges, our business may be harmed.

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

The market for our products is very competitive. During 2000 to 2002, the economic downturn in the communications industry resulted in fewer sales opportunities, which in turn resulted in more competition for each sales opportunity that existed. More recently, the economic conditions surrounding the communications industry have shown signs of improvement and increased capital spending in certain segments. Our principal competitors include mediation system providers, billing and customer care system providers, operation support system providers, system integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than obtaining them from outside suppliers.

Many of our current and future competitors may have advantages over us, including:

•                  longer operating histories;

•                  larger customer bases;

•                  substantially greater financial, technical, sales and marketing resources; and

•                  greater name recognition.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance will suffer.

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

In general, we attempt to enter into license agreements with our customers that contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, we attempt to enter into license agreements that cap the amounts recoverable for damages to the amount paid by the licensee to us for the product or service, giving rise to the damages. However, all domestic and international jurisdictions may not enforce these limitations. Not all of our license agreements may contain each such provision.  We may encounter product liability claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

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

We are considering an expansion of our international operations, and, in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months ended March 31, 2005 have increased as compared to the three months ended March 31, 2004 and the percentage of our revenues attributable to international operations relative to total revenues has also increased. International customers represented approximately 26% and 16% of our total revenue for the quarters ended March 31, 2005 and 2004 respectively.  We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

Our international operations face numerous risks. Our products must be localized—customized to meet local user needs—in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. In addition, we have only a limited history of marketing, licensing, selling and supporting our products and services internationally. As a result, we believe we must focus on entering into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

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

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment”. This standard revises APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation currently adopted by the Company. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The effective date of this standard for the Company will be January 1, 2006. Our operating results could be negatively impacted as a result of the additional expenses associated with the expensing of stock options under this new standard. Management is currently assessing the extent of the negative impact, if any, that this new standard will have on the Company’s financial statements. See Notes 1 and 4 of the “Notes to Condensed Consolidated Financial Statements” for the three months ended March 31, 2005, for a more detailed presentation of our accounting for stock-based compensation.

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

A significant number of shares of our common stock are freely tradable. Additionally, we have registered as part of our Registration Statement on form SB-2 filed on April 14, 2005, shares representing 77% of our issued and outstanding common stock as of March 21, 2005 and 63.4% after issuance of all currently unissued shares included the such Registration Statement. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the NASD that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTC or the Pink Sheets.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 45.8% and 21.0% respectively, of our voting stock, the voting power of other stockholders may be limited.

As of March 21, 2005, persons affiliated with the Special Situations Funds beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 45.8% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.0% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or in pursuing alternative strategies.

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

Item 3.  Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms.  Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance of the achievement of these objectives.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending December 31, 2006.  In order to comply with the Act, the Company is beginning a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of these activities, the Company may identify certain internal control matters that management believes should be improved.  These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls.  Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II OTHER INFORMATION

Item 6.  Exhibits.

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

10.27

Amended and Restated Change of Control Agreement, dated as of May 17, 2004, between Joseph R. Simrell and Primal Solutions, Inc. (filed as Exhibit 10.27 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.28

Promissory Note by Primal Solutions, Inc. in favor of Sunwest Bank, dated April 8, 2002 (in the amount of $100,000.00) (Loan No. 0100961001) (filed as Exhibit 10.28 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.29

Commercial Security Agreement, between Primal Solutions, Inc., Wireless Billing Systems, and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.29 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.30

Subordination Agreement between Wireless Billing Systems, Corsair Communication, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.30 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.31

Business Loan Agreement between Primal Solutions, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.31 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.32

Change in Terms Agreement between Primal Solutions, Inc. and Sunwest Bank, dated March 13, 2004 (filed as Exhibit 10.32 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.33

Promissory Note between Primal Solutions, Inc. and Sunwest Bank, dated May 13, 2002 (in the amount of $60,702.50) (Loan No. 0100961002) (filed as Exhibit 10.33 to the Company’s registration statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.34

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 14, 2003 (filed as Exhibit 10.34 to post-effective amendment no.1 to the Company’s registration statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.35

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 18, 2003 (filed as Exhibit 10.35 to post-effective amendment no. 1 to the Company’s registration statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.36

Amended and Restated Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated March 25, 2005 (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.37

Letter Agreement dated March 25, 2005 between Primal and William C. Bousema (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.38

Change of Control Agreement dated March 25, 2005 between Primal and William C. Bousema (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.39	Form Services Agreement (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.40	Form Software License and Services Agreement (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.41	Registrant’s Policy on Executive Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 20, 2005 and incorporated by reference herein)

10.42	Form of Executive Incentive Compensation Award (filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 20, 2005 and incorporated by reference herein)

16.1	Letter on Change in Certifying Accountant (filed as Exhibit 16.1 to the Primal Form 8-K filed on April 24, 2003 and incorporated by reference herein)

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

PRIMAL SOLUTIONS, INC.

(Registrant)

May 6, 2005	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer and President

May 6, 2005	/s/ William C. Bousema
William C. Bousema
Chief Financial Officer,
Senior Vice President and Secretary