Form 10QSB
period 2005-06-30
PRIMAL SOLUTIONS INC
filed 2005-08-12
CIK 1124217

As filed with the Securities and Exchange Commission on August 12, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2005

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

Yes  ☒     No  ☐

Number of shares outstanding as of the close of business on August 12, 2005:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	36,336,341

Transitional Small Business Disclosure Format (Check one):                                      Yes  ☐              No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004.

Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (unaudited) and for the six months ended June 30, 2005 and 2004 (unaudited).

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited).

Notes to Condensed Unaudited Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis.

Item 3.	Controls and Procedures.

PART II OTHER INFORMATION

Item 6.	Exhibits.

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,624,468	$2,603,132
Restricted cash (Note 2)	100,000	—
Accounts receivable, net of allowance for doubtful accounts of none (2005 and 2004)	401,748	499,107
Prepaid expenses and other current assets	258,275	122,853
Total current assets	2,384,491	3,225,092
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,442,131 (2005) and $1,353,931 (2004)	528,098	493,065
GOODWILL	592,540	592,540
OTHER ASSETS	89,331	88,718
	$3,594,460	$4,399,415

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,294,676	$1,255,226
Deferred revenue	707,079	727,681
Current portion of notes payable	199,070	633,706
Total current liabilities	2,200,825	2,616,613

NOTES PAYABLE, less current portion	1,289,830	851,731
Other non-current liabilities	3,210	3,210
Total liabilities	3,493,865	3,471,554

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,336,341 and 36,178,441 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	363,363	361,784
Additional paid-in capital	13,233,522	13,232,265
Warrants (Note 4)	1,204,500	1,204,500
Accumulated deficit	(14,700,790)	(13,870,688)
Net stockholders’ equity (deficit)	100,595	927,861
	$3,594,460	$4,399,415

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
System revenue	$684,095	$527,019	$1,362,729	$1,050,096
Service revenue	1,268,191	1,310,451	2,791,756	2,533,941
Total revenues	1,952,286	1,837,470	4,154,485	3,584,037

Cost of systems	6,172	891	22,229	18,186
Cost of services	920,229	895,440	1,863,150	1,776,730
COST OF REVENUES	926,401	896,331	1,885,379	1,794,916
GROSS MARGIN	1,025,885	941,139	2,269,106	1,789,121
OPERATING EXPENSES:
Research and development	491,417	345,760	829,463	647,388
Sales and marketing	547,137	459,998	1,153,348	843,214
General and administrative	460,255	459,606	1,077,768	857,373
Total operating expenses	1,498,809	1,265,364	3,060,579	2,347,975

LOSS FROM OPERATIONS	(472,924)	(324,225)	(791,473)	(558,854)
INTEREST AND OTHER EXPENSE, net	(23,043)	(36,408)	(37,032)	(73,746)
LOSS BEFORE INCOME TAX PROVISION	(495,967)	(360,633)	(828,505)	(632,600)
INCOME TAX PROVISION	—	—	1,600	—
NET LOSS	$(495,967)	$(360,633)	$(830,105)	$(632,600)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted-average basic and diluted common shares outstanding	36,317,762	23,629,287	36,273,180	22,318,465

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(830,105)	$(632,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	89,427	119,733
Loss on disposal of assets	1,326	—

Changes in operating assets and liabilities:
Accounts receivable	97,359	186,913
Prepaid expenses and other current assets	(83,468)	(24,261)
Accounts payable and other accrued liabilities	39,451	553,968
Increase in non-current accrued interest payable	12,551	11,461
Deferred revenue	(20,602)	(114,436)
Other non-current assets and liabilities	—	(10,904)
Net cash (used) provided by operating activities	(694,061)	89,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,156)	(161,260)
Proceeds from sales of property and equipment	155	—
Net cash used in investing activities	(30,001)	(161,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(1,691)	—
Proceeds from line of credit	100,000	—
Increase in restricted cash	(100,000)	—
Retirement of line of credit	(100,000)	—
Payments on notes payable	(155,746)	(351,877)
Proceeds from issuance of common stock, net	2,835	2,846,264
Net cash (used) provided by financing activities	(254,602)	2,494,387

NET (DECREASE) INCREASE IN CASH EQUIVALENTS	$(978,664)	$2,423,001
CASH AND CASH EQUIVALENTS, beginning of period	2,603,132	1,249,237
CASH AND CASH EQUIVALENTS, end of period	$1,624,468	$3,672,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$25,830	$65,301
Taxes	$1,600	$15,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

Notes to Condensed Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

At June 30, 2005, the Company had two stock-based employee compensation plans, which are described in Note 4.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(495,967)	$(360,633)	$(830,105)	$(632,600)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,206)	(14,180)	(64,679)	(32,912)
Pro Forma net loss	$(526,173)	$(374,813)	$(894,784)	$(665,512)

Net loss per share:
Basic and Diluted-as reported	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Basic and Diluted-pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005; expected volatility of 150%, risk-free interest rate of 3.50% and a weighted-average expected life of 10 years. There were a total of 4,071,204 options granted under the 2001 and 2004 stock option plans during the three months ended June 30, 2005.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at June 30, 2005 and December 31, 2004 are primarily due from the major customers indicated below.

In the three months ended June 30, 2005, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $333,000, respectively. In the three months ended June 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $248,000 respectively.

In the six months ended June 30, 2005, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $2.1 million and $674,000 respectively.  In the six months ended June 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $2.1 million and $383,000 respectively.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic loss per share—
Net Loss available to stockholders	$(495,967)	$(360,633)	$(830,105)	$(632,600)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	36,317,762	23,629,287	36,273,180	22,318,465
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	36,317,762	23,629,287	36,273,180	22,318,465
Net loss per share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non-current	Total
June 30, 2005:
Corsair Communications, Inc.	$51,563	$930,680	$982,243
Spieker Properties, L.P.	—	286,281	286,281
AICCO, Inc.	26,283	—	26,283
CITI Capital.	21,224	72,869	94,093
First Regional Bank	100,000	—	100,000
Total	$199,070	$1,289,830	$1,488,900

December 31, 2004:
Corsair Communications, Inc.	$533,706	$578,001	$1,111,707
Spieker Properties, L.P.	—	273,730	273,730
Sunwest Bank	100,000	—	100,000
Total	$633,706	$851,731	$1,485,437

Note Payable to Corsair Communications, Inc.

Effective June 2005, the Company amended the terms of the note with Corsair Communications which extended the maturity date to January 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make monthly interest-only payments of $6,548 through January 2006, monthly interest and principal payments of $15,000 from February 2006 through June 30, 2006, and fully amortizing monthly interest and principal payments of $25,000 from July 2006 through January 2010.  At June 30, 2005 the balance of the note was $982,243.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.  At June 30, 2005 the balance of the note was $286,281.

Note Payable to Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank.  One loan agreement was structured as an equipment line of credit facility for $100,000.  The second loan agreement was structured as a $100,000 operating line of credit.  Any borrowings under the equipment line of credit were to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50% and a maturity date of October 2004.  In October 2004, the equipment line of credit was repaid in full and cancelled.

Any borrowings under the operating line of credit were to be repaid in full at the maturity date as extended in April 2005.  The operating line outstanding balances accrued interest monthly at a rate of prime plus 2.00% with a floor rate of 6.50% and was paid monthly.  The loan agreement did not include any specific financial covenants that the Company was required to meet, however, the Company was required to inform Sunwest Bank of i) all material adverse changes to the Company’s financial condition, and ii) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.  In February 2003, the Company drew down $100,000 on the Sunwest operating line of credit to finance a portion of the annual premium for an insurance policy.  During February 2005, the Company repaid the $100,000 balance on the operating line of credit with proceeds from a new line of credit with First Regional Bank.  The Sunwest operating line of credit was cancelled as a result.

Note Payable to First Regional Bank

During February 2005, the Company changed banks from Sunwest to First Regional Bank.  The existing operating line of credit balance with Sunwest Bank was repaid through a new line of credit with First Regional Bank in the amount of $100,000.  As part of this transaction, a certificate of deposit in the amount of $100,000 was established with First Regional Bank as collateral on the new line of credit.  The CD bears interest at 1.90% annually and matures in February 2006.  The line of credit is to be repaid at maturity (February 2006) with interest paid monthly at a rate of the greater of 4.9% or 3.0% over the collateral CD rate.  As of June 30, 2005, the outstanding balance on this note was $100,000.

Note Payable to AICCO

During the three months ended March 31, 2005, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual D&O and EPL insurance policies.  The total amount financed was $52,566 at an interest rate of 8.88%. The Company will make monthly payments to AICCO (including interest) through November 2005.  As of June 30, 2005, the outstanding balance on this note was $26,283.

Note Payable to CITI Capital

During the three months ended June 30, 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of fixed asset related equipment.  The total amount financed under this agreement was $95,784 with monthly payments including interest of $2,349 through May 2009.  As of June 30, 2005 the balance on this note was $94,093.  This lease is accounted for as a capital lease as of June 30, 2005.

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

4.                                      STOCK-BASED COMPENSATION

Stock Options and Warrants:

	Granted during quarter ended June 30, 2005	Total outstanding at June 30, 2005	Total exercisable at June 30, 2005
Stock Option Plans	4,071,204	7,327,589	2,555,463
Options issued outside the 2001 and 2004 Stock Option Plan	—	—	—
Warrants	—	775,000	775,000
Warrants pursuant to private placement	—	7,794,567	7,794,567
Total	4,071,204	15,897,156	11,125,030

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s

Stock Option Plan, as amended.  Under the terms of the amended Stock Option Plan employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  There were 215,000 options granted under this plan during the three months ended June 30, 2005.  At June 30, 2005, options to purchase 2,505,463 shares of common stock were exercisable under the Stock Option Plan.

The Company’s Stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan at the Company’s 2004 Annual Meeting of Stockholders held November 12, 2004.  Pursuant to the 2004 Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  The Company’s 2004 Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 Flexible Incentive Plan until the Board of Directors or other such committee has determined that such issuance of awards under the 2004 Flexible Incentive Plan will not violate applicable federal or state securities laws. There were 3,856,204 options granted under this plan during the three months ended June 30, 2005.  At June 30, 2005, options to purchase 50,000 shares of common stock were exercisable under the Stock Option Plan.

Options Issued Outside the Stock Option Plan

In January 2004, the Company issued 360,000 options to purchase common stock to an officer of the Company.  The options were issued at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three years and expire in ten years.  As the options were issued at the fair market value, the Company did not record any expense from the options issued, in accordance with APB Opinion No. 25.  The 360,000 options were cancelled in April 2005.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 5).  Such amount is presented in the “Warrants” line item on the Company’s June 30, 2005 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

In August 2004, the Company issued warrants to an advisor to purchase 25,000 shares of common stock at $0.22, with an exercise price set at the fair market value of the Company’s common stock on the date of grant.  The warrants, which were issued to a principal of one of the Company’s investment advisors, vest in equal proportions every three months over a two-year period and have a ten-year term.

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

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2004	12,568,631	$0.21
Granted	4,071,204	0.15
Exercised	(157,900)	0.06
Canceled	(584,779)	0.15
Balances, June 30, 2005	15,897,156	$0.20

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options / Warrants Outstanding			Options / Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03	417,900	7.37	$0.03	348,249	$0.03
$0.05	765,000	7.07	$0.05	765,000	$0.05
$0.06	602,862	8.05	$0.06	347,848	$0.06
$0.07	1,207,872	6.35	$0.07	1,207,872	$0.07
$0.08	360,000	8.13	$0.08	209,999	$0.08
$0.14	1,656,062	9.83	$0.14	215,000	$0.14
$0.16	2,405,142	9.88	$0.16	—	$0.16
$0.17	28,000	9.34	$0.17	4,666	$0.17
$0.18	230,000	9.28	$0.18	38,332	$0.18
$0.22	25,000	0.09	$0.22	25,000	$0.22
$0.23	434,783	3.97	$0.23	434,782	$0.23
$0.25	404,750	8.55	$0.25	168,497	$0.25
$0.28	7,359,785	3.97	$0.28	7,359,785	$0.28
$0.03 to $0.28	15,897,156	6.34	$0.20	11,125,030	$0.22

5.                                      PRIVATE PLACEMENT

On June 15, 2004, the Company completed a private placement (the “Private Placement”) of its common stock and warrants to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds” or the “Institutional Investors”).  In connection with the Private Placement, the Company also sold shares of its common stock and warrants to other accredited investors (“Accredited Investors”), including but not limited to each member of the Company’s Board of Directors, Chief Executive Officer, and then current Chief Financial Officer.  (Those Accredited Investors who are members of the Company’s management are hereafter referred to as “Management Accredited Investors,” and those accredited investors who are not members of the Company’s management are hereafter referred to as “Non-Management Accredited Investors.”)  Pursuant to the Private Placement with the Institutional Investors and the Accredited Investors, the Company issued an aggregate of 14,284,782 shares of its common stock (the “Shares”) and warrants to purchase 7,142,393 shares of the Company’s common stock (the “Warrants”; together with the Shares, the “Private Placement Securities”) for total cash proceeds of $3.3 million. The shares underlying the Warrants may be referred to hereinafter as “Warrant Shares.”

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

Pursuant to the Private Placement purchase agreement (“Purchase Agreement”), the Company issued an aggregate of 13,043,478 Shares at a price of $0.23 per share to the Institutional Investors and received gross proceeds of $3.0 million in cash from the Institutional Investors.  The Company also issued Warrants to the Institutional Investors to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period.  Additionally, the Company and the Institutional Investors entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, as subsequently amended, a “resale” registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”), covering the Shares and the Warrant Shares in connection with the Private Placement. As a condition precedent to closing the Private Placement with the Institutional Investors under the Institutional Investor Agreements, the Company was required to have received gross proceeds from the sale of its common stock and warrants of not less than $250,000 from accredited investors on terms no more favorable than those offered to the Institutional Investors.  The Institutional Investors also required that the accredited investors be comprised of at least, but not limited to, each member of the Company’s Board of Directors, Chief Executive Officer, and then current Chief Financial Officer.  Accordingly, the Management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 272,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.  Additionally, the Non-Management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 Shares at a price of $0.23 per share and Warrants to purchase an aggregate of 347,827 shares of the Company’s common stock exercisable at $0.28 per share for five years.

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

All expenses of filing and causing the Registration Statement and each amendment thereto to become and remain effective shall be borne by the Company.

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

The operating segment data for the three months ended June 30, 2005 and 2004 were as follows:

	Systems	Services	Total
Three months ended June 30, 2005
Revenues	$684,095	$1,268,191	$1,952,286
Cost of Revenues	6,172	920,229	926,401
Gross Profit	$677,923	$347,962	$1,025,885

Three months ended June 30, 2004
Revenues	$527,019	$1,310,451	$1,837,470
Cost of Revenues	891	895,440	896,331
Gross Profit	$526,128	$415,011	$941,139

Six months ended June 30, 2005
Revenues	$1,362,729	$2,791,756	$4,154,485
Cost of Revenues	22,229	1,863,150	1,885,379
Gross Profit	$1,340,500	$928,606	$2,269,106

Six months ended June 30, 2004
Revenues	$1,050,096	$2,533,941	$3,584,037
Cost of Revenues	18,186	1,776,730	1,794,916
Gross Profit	$1,031,910	$757,211	$1,789,121

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Three months ended June 30, 2005
Revenues	$1,588,983	$227,884	$135,419	$1,952,286
Gross Profit	834,977	119,748	71,160	1,025,885
Net loss	(403,672)	(57,893)	(34,402)	(495,967)
Property and equipment, net	528,098	—	—	528,098

Three months ended June 30, 2004
Revenues	$1,573,687	$151,652	$112,131	$1,837,470
Gross Profit	806,031	77,675	57,433	941,139
Net loss	(308,861)	(29,765)	(22,007)	(360,633)
Property and equipment, net	534,933	—	—	534,933

Six months ended June 30, 2005
Revenues	$3,239,330	$655,671	$259,484	$4,154,485
Gross Profit	1,769,265	358,116	141,725	2,269,106
Net loss	(647,249)	(131,009)	(51,847)	(830,105)
Property and equipment, net	528,098	—	—	528,098

Six months ended June, 2004
Revenues	$3,051,707	$303,305	$229,025	$3,584,037
Gross Profit	1,523,387	151,407	114,327	1,789,121
Net loss	(538,642)	(53,534)	(40,424)	(632,600)
Property and equipment, net	534,933	—	—	534,933

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

Current Conditions

Effective June 2005, the Company amended the terms of the existing note with Corsair Communications, Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make monthly interest-only payments of $6,548 through January 2006, monthly interest and principal payments of $15,000 from February 2006 through June 30, 2006 and monthly interest and principal payments of $25,000 from July 2006 through January 2010.  At June 30, 2005 the balance of the note was $982,243.

In June 2005 we entered into a software license and services agreement for our Connect IXC product with a cable provider of information and entertainment connectivity. The cable company will use Connect IXC to collect, rate and analyze usage data from their existing VOIP network.  The agreement provides for license fees based on subscriber count, implementation, training and related services and annual maintenance.  This is a five year contract with unlimited automatic successive one-year renewal terms thereafter.

Beginning in 2004 and continuing through the second quarter of 2005, our focus was on managing costs and expanding our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive.  Sales opportunities in the United States of America have continued to be limited due to the constrained economic conditions recently experienced by the communications industry, although we have begun to see improvements in the marketplace.  While we believe there is a good opportunity to sell or license our solutions to Rural Broadband CSPs, the sales cycle in this market can be six months or longer because Rural Broadband CSPs are frequently local municipal utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers.  While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.

Beginning in the third quarter of 2004 and continuing through the second quarter of 2005, we continued to focus on our target markets of Cable multi-system operators or “MSOs”and Rural Broadband CSPs.  We have been successful in providing new products and services to these markets.  We also completed new releases of some of our products to provide additional value for the customers in our target markets.  These releases include a workforce management module for Connect CCB; enhanced revenue assurance reporting for Access IM; and enhanced capabilities in Connect IXC that enables usage management and billing for high speed network data services such as cable modem services.  We have expanded the number of our co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in these markets. We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows, industry organizations and other activities.

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

Results of operations for the three months ended June 30, 2005 and 2004

Statement of Operations Data (in thousands)

	For the three months ended June 30,		Change
	2005	2004	$	%
	(Unaudited)
REVENUES:
System revenue	$684	$527	157	30%
Service revenue	1,268	1,310	(42)	(3%)
Total revenues	1,952	1,837	115	6%
COST OF REVENUES:
System revenue	6	1	5	517%
Service revenue	920	895	25	3%
Total cost of revenues	926	896	30	3%
GROSS MARGIN	1,026	941	85	9%
OPERATING EXPENSES:
Research and development	492	346	146	42%
Sales and marketing	547	460	87	19%
General and administrative	460	459	1.2%
Total operating expenses	1,499	1,265	234	18%
INCOME (LOSS) FROM OPERATIONS	(473)	(324)	149	46%
INTEREST AND OTHER EXPENSE, NET	(23)	(36)	(13)	(36%)
INCOME (LOSS) BEFORE INCOME TAXES	(496)	(360)	(136)	38%
INCOME TAX PROVISION	—	—	—	—%
NET INCOME (LOSS)	$(496)	$(360)	(136)	38%
Supplemental data:
Depreciation and Amortization	$42	$57	(15)	26%

Overview

During the second quarter of 2005, revenues increased by $115,000 or 6%, to $2.0 million as compared to $1.8 million for the same period in the prior year.  Despite this increase in revenue, when compared to the same period in the prior year, we recorded a net loss due to increased expenses associated with added research and development costs for product enhancements, expanding our sales and marketing efforts and termination costs associated with winding down of the contract with our largest customer, as required under Statement of Financial Accounting Standards No. 146.  Termination related expenses totaled $35,595 for the three months ended June 30, 2005.  Overall, operating expenses increased by $234,000, primarily due to the increase in sales and marketing related expenses, and research and development expenses of $547,000 and $492,000, respectively, for the three months ended June 30, 2005, as compared to $460,000 and $346,000, respectively, for the same period in the prior year.

Revenues

Total revenues increased to $2.0 million for the three months ended June 30, 2005, from $1.8 million for the three months ended June 30, 2004, primarily due to an increase in revenues from subscriber-count based license fees.

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

System revenue increased by $157,000 to $684,000, or 35% of total revenues, for the three months ended June 30, 2005, from $527,000, or 29% of total revenues, for the same period last year, primarily due to an increase in subscription-based license fees.  As we sell or license more solutions to our target customers, we expect to see an increase in system revenue.  In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

Service revenue was $1.3 million, or 65% of total revenues, for the three months ended June 30, 2005, compared to $1.3 million or 71% of revenues, for the same period last year.  The decrease was primarily due to a decrease in custom programming services provided to existing clients offset by higher maintenance revenue on existing contracts and increased services provided for application management and hosting services over the same period in the prior year.  In the second quarter of 2005, we continued to provide MSO customers assistance with rolling out their new products and services to their target markets, and giving them the tools to monitor progress and growth.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

For the three months ended June 30, 2005, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $333,000, respectively.  In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $248,000, respectively.  As discussed elsewhere in this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

Cost of Revenues

Total cost of revenues was $926,000, or 47% of total revenues, for the three months ended June 30, 2005, compared to $896,000, or 49% of total revenues, for the same period last year, primarily due to an increase in the cost of service revenue.

The cost of system revenue increased to $6,000 for the three months ended June 30, 2005, as compared to $1,000 in the same period last year.  The increase is primarily due to an increase in the sale of third-party software and hardware as discussed above.  Cost of system revenue consists primarily of the cost of computer hardware and license fees paid to third parties under technology license arrangements we resell to customers.

Cost of service revenue increased in the second quarter of 2005 as compared to the same period in the prior year primarily due to costs associated with FAS 146 termination benefits in addition to higher third party hardware costs under existing contracts which have historically low margins.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased to $492,000, or 25% of total revenues, in the second quarter of 2005 as compared to $346,000, or 19% of total revenues, in the same period in the prior year primarily due to increased expenditures associated with new product development efforts and enhancements to existing products.

Our research and development efforts are focused on developing new products to meet the growing needs of our customers, create new product offerings and improve existing products by incorporating new features and technologies.  We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort we work closely with our customers, end-users and leading technology partners, in tailoring new features that we may incorporate into future versions of products available to our customers.

Sales and Marketing

The increase in sales and marketing expenses was largely due to the increase in marketing activities to improve market awareness and staffing related costs.  We have also expanded our marketing efforts through increased trade show participation.  These activities have resulted in an overall increase in sales and marketing related expenses as compared to same period in the prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of sales and marketing employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses did not materially change, increasing by $1,000 to $460,000, or 24% of total revenues, for the three months ended June 30, 2005, from $459,000, or 25% of total revenues, for the three months ended June 30, 2004.  General and administrative expenses consist primarily of public company related expenses, professional services fees and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Depreciation and amortization expense included in the results of operations decreased to $42,000 for the three months ended June 30, 2005, as compared to $57,000 for the three months ended June 30, 2004 as certain assets acquired in prior years became fully depreciated in second half of 2004 and first half of 2005.  The Company charges depreciation expense to the various departments based on the cost of the related fixed assets they use.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and gain or loss of the sale of assets.  Interest and other expense, net decreased $13,000 primarily due to an increase in interest income from larger cash in bank balances for the three months ended June 30, 2005 compared to the same period a year prior.

Results of operations for the six months ended June 30, 2005 and 2004

Statement of Operations Data (in thousands)

	For the six months ended June 30,		Change
	2005	2004	$	%
	(Unaudited)
REVENUES:
System revenue	$1,363	$1,050	313	30%
Service revenue	2,792	2,534	258	10%
Total revenues	4,155	3,584	571	16%
COST OF REVENUES:
System revenue	22	18	4	22%
Service revenue	1,863	1,777	86	5%
Total cost of revenues	1,885	1,795	90	5%
GROSS MARGIN	2,270	1,789	481	27%
OPERATING EXPENSES:
Research and development	829	647	182	28%
Sales and marketing	1,154	843	311	37%
General and administrative	1,078	858	220	26%
Total operating expenses	3,061	2,348	713	30%
INCOME (LOSS) FROM OPERATIONS	(791)	(559)	232	42%
INTEREST AND OTHER EXPENSE, NET	(37)	(74)	(37)	(50%)
INCOME (LOSS) BEFORE INCOME TAXES	(828)	(633)	(195)	31%
INCOME TAX PROVISION	2	—	2	—%
NET INCOME (LOSS)	$(830)	$(633)	(197)	31%
Supplemental data:
Depreciation and Amortization	$89	$120	(31)	(26%)

Overview

During the six months ended June 30, 2005, revenues increased by $571,000 or 16%, to $4.2 million as compared to $3.6 million for the same period in the prior year.  Despite this increase in revenue, when compared to the same period in the prior year, we recorded a net loss due to increased expenses associated with added research and development costs for product enhancements, expanding our sales and marketing efforts and termination costs associated with winding down the contract of our largest customer as required under Statement of Financial Accounting Standards No. 146.  Termination related expenses totaled $71,190 for the six months ended June 30, 2005. Overall, operating expenses increased by $713,000, primarily due to the increase in marketing and selling expenses, and general and administrative expenses of $1,154 million and $1,078 million respectively, for the six months ended June 30, 2005, as compared to $843,000 and $858,000 respectively, for the same period in the prior year.

Revenues

Total revenues increased to $4.2 million for the six months ended June 30, 2005, from $3.6 million for the six months ended June 30, 2004, primarily due to an increase in revenues from subscriber-count based license fees on existing clients and new contracts which included new license fees and professional services.

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

System revenue increased by $313,000 to $1.4 million, or 33% of total revenues, for the six months ended June 30, 2005, from $1.0 million, or 29% of total revenues, for the same period last year, primarily due to an increase in subscription-based license fees and new license fees to customers.   As we sell or license more solutions to our target customers, we expect to see an increase in system revenue.  In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early part of the contracts and higher in later period.

Service revenue was $2.8 million, or 67% of total revenues, for the six months ended June 30, 2005, compared to $2.5 million or 71% of revenues, for the same period last year.  The increase was primarily due to an increase in application management and hosting services revenue, implementation, training and other new services.  During the six months ended June 30, 2005, we continued to provide MSO customers assistance with rolling out their new products and services to their target markets, and giving them the tools to monitor progress and growth.  Additionally, revenue from our application management and hosting services increased the six months ended June 30, 2005, over the same period in the prior year as a result of higher demand from our customers.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

For the six months ended June 30, 2005, we had two customers that accounted for greater than 10% of our total revenues in the amount of $2.1 million and $674,000, respectively.  In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $2.1 million and $383,000, respectively.  As discussed elsewhere in this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and are in discussions to modify and extend our license and services agreement to meet some of the customer’s on-going need to access historical data.

Cost of Revenues

Total cost of revenues was $1.9 million or 45% of total revenues, for the six months ended June 30, 2005, compared to $1.8 million, or 50% of total revenues, for the same period last year, primarily due to an increase in the cost of service revenue.

Cost of service revenue increased in the six months ended June 30, 2005, as compared to the same period in the prior year due to a higher level of professional services activity caused by an increase in services revenue offset by the impact of termination costs associated with FAS 146 at June 30, 2005. Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

The cost of system revenue increased to $22,000 for the six months ended June 30, 2005, as compared to $18,000 in the same period last year.  The increase is primarily due to an increase in the sale of third-party software and hardware as discussed above.  Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased to $829,000, or 20% of total revenues, in the six months ended June 30, 2005, as compared to $647,000, or 18% of total revenues, in the same period in the prior year primarily due to increased expenditures associated with new product development efforts and enhancements to existing products.

Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies.  We believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development effort we work closely with our customers, end-users and leading technology partners, in tailoring new features that we may incorporate into future versions of products available to our customers.

Sales and Marketing

The increase in sales and marketing expenses was largely due to the increase in marketing activities to improve market awareness and staffing related costs.  We have also expanded our marketing efforts through increased trade show participation.  These activities have resulted in an increase in sales and marketing related expenses of $311,000 as compared to the same period in the prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of sales and marketing employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses increased to $1.1 million or 26% of total revenues for the six months ended June 30, 2005, from $858,000, or 24% of total revenues for the six months ended June 30, 2004, or $220,000 primarily due to an increase in professional services and public company related expenses. General and administrative expenses consist primarily of public company related expenses, professional service fees and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Depreciation and amortization expense included in the results of operations decreased to $89,000 for the six months ended June 30, 2005, as compared to $120,000 for the six months ended June 30, 2004 as certain assets acquired in prior years became fully depreciated in the second half of 2004 and first half of 2005.  The Company charges depreciation expense to the various departments based on the cost of the related fixed assets they use.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and gain or loss of the sale of assets.  Interest and other expense, net decreased $37,000 primarily due to an increase in interest income from larger cash in bank balances for the six months ended June 30, 2005 compared to the same period a year prior.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	June 30,	December 31,	Change
	2005	2004	$	%
	(Unaudited)
Cash and cash equivalents	$1,624	$2,603	(979)	(38%)
Restricted Cash.	100	0	100	100%
Accounts receivable	402	499	(97)	(19%)
Cash, cash equivalents and accounts receivable	2,126	3,102	(976)	(31%)
Current Assets	2,384	3,225	(841)	(26%)

Accounts payable and accrued expenses	1,295	1,255	40	3%
Current portion notes payable	199	634	(435)	(69%)
Deferred revenue	707	728	(21)	(3%)
Current Liabilities	2,201	2,617	(416)	(16%)
Working Capital	183	608	(425)	(70%)
Long term notes payable	1,290	852	438	51%

Overview

As of June 30, 2005, working capital decreased by $425,000, to $183,000, as compared to December 31, 2004, primarily due to an increase in cash used in operations resulting from the Company’s net loss during the six months ended June 30, 2005.  The decrease in working capital was also attributable to the overall decrease in our deferred revenue balance as compared to year end which is largely due to revenues being earned on work that was completed during the six months ended June 30, 2005, and for which the customer had paid or the Company had billed prior to January 1, 2005.

Cash and Accounts Receivable

Our cash balance decreased by $979,000 or 38% as of June 30, 2005, as compared to December 31, 2004, primarily due to usage of cash for operating needs. Our accounts receivable balance decreased by $97,000 or 19% as compared to December 31, 2004, largely due to the timing of invoices to and collections from customers at the end or beginning of the periods.  Restricted cash increased by $100,000 as a result of the operating line of credit agreement with First Regional Bank (see Note 2).

Working Capital

Our working capital decreased primarily due to the increase in cash used in operations partially resulting from the Company’s net loss position, payments to vendors and payouts under the Company’s 2004 employee bonus program during the six months ended June 30, 2005.  In addition, deferred revenue decreased by approximately $21,000 when compared to December 31, 2004, due to revenues being earned on work that was completed during the six months ended June 30, 2005, and for which the customer had paid or the Company had billed prior to January 1, 2005.

Cash Flows

Net cash used by operating activities increased to $694,000 for the six months ended June 30, 2005, as compared to $90,000 net cash provided for the six months ended June 30, 2004, primarily due to an increase in net loss, which is the result of increased sales and marketing costs and overall general and administrative expenses in the six months ended June 30, 2005.

Net cash used by investing activities decreased to $30,000 for the six months ended June 30, 2005, as compared to $161,000 for the six months ended June 30, 2004, due to fewer fixed asset related purchases.

Net cash used by financing activities increased to $255,000 for the six months ended June 30, 2005, as compared to $2.5 million cash provided for the six months ended June 30, 2004, primarily due to the Private Placement which funded and closed in June 2004.  Also, we made lower payments on notes payables during the six months ended June 30, 2005, compared to the same period last year.  Additionally, during the six months ended June 30, 2005, we refinanced our $100,000 outstanding line of credit with Sunwest with proceeds obtained from a new line of credit with First Regional Bank.

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

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, debt financing in 2003 and equity financing in 2004. In 2005, we expect our sources of liquidity primarily will include cash from operations, investment proceeds from our 2004 Private Placement and we may seek additional financing sources.  Effective June 30, 2005, the Company amended the terms of the note with Corsair Communications, Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make monthly interest-only payments of $6,548 through January 2006, monthly interest and principal payments of $15,000 from February 2006 through June 30, 2006, and monthly interest and principal payments of $25,000 from July 2006 through January 2010.  At June 30, 2005 the balance of the note was $982,243.

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

Largest Customer Elects not to Renew its Licensing and Services Agreement

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

As a result of this event, we incurred a liability for one-time termination benefits to be paid to our impacted employees, provided that each impacted employee fulfills their contractual obligations. We announced the terms of such termination benefits to our employees in January 2005. In accordance with SFAS 146 we measured the liability estimated to be approximately $155,000 and will record the charge pro-rata throughout 2005. In accordance with SFAS 146, the estimated liability will be re-measured throughout 2005.

Revenue from our largest customer represented approximately 55% or $1.1 million based on total revenues of $2.0 million for the three months ended June 30, 2005, and approximately 61% or $1.1 million based on total revenues of $1.8 million for the three months ended June 30, 2004.

Revenue from our largest customer represented approximately 52% or $2.1 million based on total revenues of $4.2 million for the six months ended June 30, 2005, and approximately 58% or $2.1 million based on total revenues of $3.6 million for the six months ended June 30, 2004.

  Revenues from our second largest customer during the three months ended June 30, 2005, represented approximately 17% of total revenues.  Revenues from our second largest customer during the three months ended June 30, 2004 represented approximately 14% of total revenues.

Revenues from our second largest customer during the six months ended June 30, 2005, represented approximately 16% of total revenues.  Revenues from our second largest customer during the six months ended June 30, 2004 represented approximately 11% of total revenues.  The related costs of revenues include staffing, management and overhead costs.

Other Transactions

Effective June 2005, we amended the terms of our promissory note with Corsair Communications, Inc., which extended the maturity date to January 1, 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make interest only payments of $6,548 per month through January 2006, interest and principal payments of $15,000 per month from February 2006 through June 30, 2006 and interest and principal payments of $25,000 per month from July 2006 through January 2010.  At June 30, 2005 the balance of the note was $982,243.

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

In December 2004, the FASB issues SFAS No. 123 (Revised), “Share-Based Payment.”  This standard revised SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

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

Revenue from our largest customer represented approximately 55% or $1.1 million based on total revenues of $2.0 million for the three months ended June 30, 2005, and approximately 61% or $1.1 million based on total revenues of $1.8 million for the three months ended June 30, 2004.

Revenue from our largest customer represented approximately 52% or $2.1 million based on total revenues of $4.2 million for the six months ended June 30, 2005, and approximately 58% or $2.1 million based on total revenues of $3.6 million for the six months ended June 30, 2004. The related costs of revenues include staffing, management and overhead costs.

As discussed elsewhere in this report, we have increased our sales and marketing staffing and efforts, and are currently evaluating other strategic initiatives as part of our effort to increase revenues from other sources. In 2004 and 2005, we worked to decrease the percentage of revenue that our largest customer represents through expanding relationships with our other customers and through increased customer acquisition activities. Unless we are able to increase our revenue from other sources, reduce our costs, or raise additional funds, the loss of revenue attributable to this customer may harm our business in the future. We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset the loss of revenue associated with this customer, if at all. Further we cannot be certain that additional financing will be available to us on acceptable terms if and when required, or at all.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Excluding revenues attributable to our largest customer, total revenues from our second largest customer during the three and six months ended June 30, 2005 represented approximately 17% and 16% of total revenues, respectively. The loss of an additional large customer would cause our business to be further harmed and, if another large contract is cancelled or deferred or expires if an anticipated contract does not materialize, our business would be harmed.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $496,000, $830,000 and $1.2 million for the three months ended June 30, 2005, the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively, and we could incur net losses for the foreseeable future. As of June 30, 2005, we had an accumulated deficit of $14.7 million (which accumulated deficit includes $7.7 million of purchase price Goodwill amortization expense and write-down, of which $5.6 million of Goodwill was written down in connection with our annual impairment test conducted in 2001, as required by FASB Statement No. 142).

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

During 2004 and the six months ended June 30, 2005, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.  In the future should we consider expansion of our international operations, and, in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three and six months ended June 30, 2005 have increased as compared to same periods last year and the percentage of our revenues attributable to international operations relative to total revenues has also increased. International customers represented approximately 19% and 22% of our total revenue for the three and six months ended June 30, 2005, respectively.   International customers represented approximately 14% and 15% of our total revenue for the three and six months ended June 30, 2004, respectively.    We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” This standard revises APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation currently adopted by the Company. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The effective date of this standard for the Company will be January 1, 2006. Our operating results could be negatively impacted as a result of the additional expenses associated with the expensing of stock options under this new standard. Management is currently assessing the extent of the negative impact, if any, that this new standard will have on the Company’s financial statements. See Notes 1 and 4 of the “Notes to Condensed Consolidated Financial Statements” for the three months ended June 30, 2005, for a more detailed presentation of our accounting for stock-based compensation.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market and a uniform two day waiting period following delivery of such disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before such transaction may be effected. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

                We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

10.43

2005 Amended and Restated Secured Promissory Note, dated August 2, 2005 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 8, 2005 and incorporate by reference herein).

10.44

Confirmation of Guaranty dated August 2, 2005 by and between Primal Solutions, Inc. and Lightbridge, Inc. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 8, 2005 and incorporated by reference herein).

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

PRIMAL SOLUTIONS, INC.

(Registrant)

August 12, 2005	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer and President

August 12, 2005	/s/ William C. Bousema
William C. Bousema
Chief Financial Officer,
Senior Vice President and Secretary