Form 10QSB
period 2005-09-30
PRIMAL SOLUTIONS INC
filed 2005-11-14
CIK 1124217

As filed with the Securities and Exchange Commission on November 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding as of the close of business on November 11, 2005:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	36,363,641

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 (unaudited) and for the nine months ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 6.	Exhibits

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$977,826	$2,603,132
Restricted cash (Note 2)	100,000	—
Accounts receivable, net of allowance for doubtful accounts of $72,053 for 2005 and $0 for 2004	641,828	499,107
Prepaid expenses and other current assets	178,149	122,853
Total current assets	1,897,803	3,225,092
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,483,012 (2005) and $1,353,931 (2004)	502,524	493,065
GOODWILL	592,540	592,540
OTHER ASSETS	89,330	88,718
	$3,082,197	$4,399,415

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$995,072	$1,255,226
Deferred revenue	701,327	727,681
Current portion of notes payable	236,562	633,706
Total current liabilities	1,932,961	2,616,613

NOTES PAYABLE, less current portion	1,233,972	851,731
Other non-current liabilities	3,210	3,210
Total liabilities	3,170,143	3,471,554

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,363,641 and 36,178,441 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	363,636	361,784
Additional paid-in capital	13,261,319	13,232,265
Warrants (Note 4)	1,204,500	1,204,500
Accumulated deficit	(14,917,401)	(13,870,688)
Net stockholders’ equity (deficit)	(87,946)	927,861
	$3,082,197	$4,399,415

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
System revenue	$1,100,703	$738,756	$2,463,432	$1,788,852
Service revenue	1,120,764	1,278,148	3,912,521	3,812,089
Total revenues	2,221,467	2,016,904	6,375,953	5,600,941

Cost of systems	17,911	37,704	40,140	55,890
Cost of services	882,540	906,990	2,742,895	2,683,721
COST OF REVENUES	900,451	944,694	2,783,035	2,739,611
GROSS MARGIN	1,321,016	1,072,210	3,592,918	2,861,330
OPERATING EXPENSES:
Research and development	456,896	324,054	1,290,679	971,442
Sales and marketing	564,246	479,592	1,716,320	1,322,806
General and administrative	493,128	475,610	1,570,644	1,332,982
Total operating expenses	1,514,270	1,279,256	4,577,643	3,627,230

LOSS FROM OPERATIONS	(193,254)	(207,046)	(984,725)	(765,900)
INTEREST AND OTHER EXPENSE, net	(22,971)	(28,753)	(60,003)	(102,500)
LOSS BEFORE INCOME TAX PROVISION	(216,225)	(235,799)	(1,044,728)	(868,400)
INCOME TAX PROVISION	(388)	—	(1,988)	—
NET LOSS	$(216,613)	$(235,799)	$(1,046,716)	$(868,400)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted-average basic and diluted common shares outstanding	36,347,914	36,042,134	36,298,365	26,926,412

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046,716)	$(868,400)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	130,307	179,525
Loss on disposal of assets	1,752	—

Changes in operating assets and liabilities:
Accounts receivable	(142,721)	(152,094)
Prepaid expenses and other current assets	(2,729)	(12,516)
Accounts payable and other accrued liabilities	(260,153)	446,993
Increase in non-current accrued interest payable	19,041	17,394
Deferred revenue	(26,354)	(438,567)
Other non-current assets and liabilities	(612)	(8,566)
Net cash (used for)/provided by operating activities	(1,328,185)	(836,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,888)	(232,372)
Proceeds from sales of property and equipment	155	—
Net cash (used for)/provided by investing activities	(45,733)	(232,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(6,836)	—
Proceeds from line of credit	100,000	—
Increase in restricted cash	(100,000)	—
Retirement of line of credit	(100,000)	—
Payments on notes payable	(175,458)	(409,200)
Proceeds from issuance of common stock, net	30,906	2,841,363
Net cash (used for)/provided by financing activities	(251,388)	2,432,163

NET (DECREASE) INCREASE IN CASH EQUIVALENTS	$(1,625,306)	$1,363,560
CASH AND CASH EQUIVALENTS, beginning of period	2,603,132	1,249,237
CASH AND CASH EQUIVALENTS, end of period	$977,826	$2,612,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$49,465	$93,745
Taxes	$1,988	$(10,900)

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

Notes to Condensed Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements of Primal Solutions, Inc. and its subsidiary Wireless Billing Systems (“Primal” or the “Company”) as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

At September 30, 2005, the Company had two stock-based employee compensation plans, which are described in Note 4.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under such plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(216,613)	$(235,799)	$(1,046,716)	$(868,400)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,727)	(23,208)	(73,552)	(80,137)
Pro Forma net loss	$(253,340)	$(259,007)	$(1,120,268)	$(948,537)

Net loss per share:
Basic and Diluted-as reported	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Basic and Diluted-pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005; expected volatility of 225%, risk-free interest rate of 3.50% and a weighted-average expected life of 8.9 - 10 years. There were a total of 50,000 options granted under the 2001 stock option plan and none under the 2004 plan during the three months ended September 30, 2005.

Concentration of Credit Risk - The Company sells its products to large communications companies, as well as emerging telecommunications carriers.  Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required.  The Company also evaluates its credit customers for potential credit losses.  The accounts receivable balances at September 30, 2005 and December 31, 2004 are primarily due from the major customers indicated below.

In the three months ended September 30, 2005, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.3 million and $402,000 respectively. In the three months ended September 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $1.1 million and $273,000 respectively.

In the nine months ended September 30, 2005, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $3.4 million and $1.1 million respectively.  In the nine months ended September 30, 2004, the Company had two customers that accounted for greater than approximately 10% of the Company’s total revenues in the amount of $3.2 million and $656,000 respectively.

Net Loss Per Share - The Company has computed net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic loss per share—
Net Loss available to stockholders	$(216,613)	$(235,799)	$(1,046,716)	$(868,400)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	36,347,914	36,042,134	36,298,365	26,926,412
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	36,347,914	36,042,134	36,298,365	26,926,412
Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

2.                                      NOTES PAYABLE

The following table represents principal balances due under the notes payable:

	Current	Non-current	Total
September 30, 2005:
Corsair Communications, Inc.	$108,326	$873,917	$982,243
Spieker Properties, L.P.	—	292,771	292,771
AICCO, Inc.	6,571	—	6,571
CITI Capital.	21,665	67,284	88,949
First Regional Bank	100,000	—	100,000
Total	$236,562	$1,233,972	$1,470,534

December 31, 2004:
Corsair Communications, Inc.	$533,706	$578,001	$1,111,707
Spieker Properties, L.P.	—	273,730	273,730
Sunwest Bank	100,000	—	100,000
Total	$633,706	$851,731	$1,485,437

Note Payable to Corsair Communications, Inc.

Effective June 2005, the Company amended the terms of the note with Corsair Communications which extended the maturity date to January 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make monthly interest-only payments of $6,548 through December 2005, monthly interest and principal payments of $15,000 from January 2006 through June 2006, and fully amortizing monthly interest and principal payments of $25,000 from July 2006 through January 2010.  At September 30, 2005 the balance of the note was $982,243.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and its landlord amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments.  As part of the amendment, the Company signed a note for $200,000 which carries an interest rate of 9%, and there are no principal or interest payments due until April 2007.  At September 30, 2005 the balance of the note was $292,771.

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

Any borrowings under the operating line of credit were to be repaid in full at the maturity date as extended in April 2005.  The operating line outstanding balances accrued interest monthly at a rate of prime plus 2.00% with a floor rate of 6.50% and was paid monthly.  The loan agreement did not include any specific financial covenants that the Company was required to meet, however, the Company was required to inform Sunwest Bank of i) all material adverse changes to the Company’s financial condition, and ii) all existing and threatened litigation or claims that could materially affect the financial condition of the Company.  In February 2003, the Company drew down $100,000 on the Sunwest operating line of credit to finance a portion of the annual premium for an insurance policy.  During February 2005, the Company repaid the $100,000 balance on the operating line of credit with proceeds from a new line of credit with First Regional Bank.  The Sunwest operating line of credit was cancelled.

Note Payable to First Regional Bank

During February 2005, the Company changed banks from Sunwest to First Regional Bank.  The existing operating line of credit balance with Sunwest Bank was repaid through a new line of credit with First Regional Bank in the amount of $100,000.  As part of this transaction, a certificate of deposit in the amount of $100,000 was established with First Regional Bank as collateral on the new line of credit.  The CD bears interest at 1.90% annually and matures in February 2006.  The line of credit is to be repaid at maturity (February 2006) with interest paid monthly at a rate of the greater of 4.9% or 3.0% over the collateral CD rate.  At September 30, 2005, the outstanding balance on this note was $100,000.

Note Payable to AICCO

In March 2005, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual D&O and EPL insurance policies.  The total amount financed was $52,566 at an interest rate of 8.88%. The Company will make monthly payments to AICCO (including interest) through November 2005.  As of September 30, 2005, the outstanding balance on this note was $6,571.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment.  The total amount financed under this agreement was $95,784 with monthly payments including interest of $2,349 through May 2009.  As of September 30, 2005 the balance on this lease was $88,949.  This lease is accounted for as a capital lease as of September 30, 2005.

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

4.                                      STOCK-BASED COMPENSATION

Stock Options and Warrants:

	Granted during quarter ended September 30, 2005	Total outstanding at September 30, 2005	Total exercisable at September 30, 2005
Stock Option Plans	50,000	7,345,118	2,750,171
Options issued outside the 2001 and 2004 Stock Option Plan	—	—	—
Warrants	—	775,000	775,000
Warrants pursuant to private placement	—	7,794,567	7,794,567
Total	50,000	15,914,685	11,319,738

2001 Flexible Incentive Plan

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan.  In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended.  Under the terms of the amended Stock Option Plan employees and directors are generally eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at its fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate.  There were 50,000 options granted under this plan during the three months ended September 30, 2005.  At September 30, 2005, options to purchase 2,667,671 shares of common stock were exercisable under the Stock Option Plan.

The Company’s Stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan at the Company’s 2004 Annual Meeting of Stockholders held November 12, 2004.  Pursuant to the 2004 Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  The Company’s 2004 Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 Flexible Incentive Plan until the Board of Directors or other such committee has determined that such issuance of awards under the 2004 Flexible Incentive Plan will not violate applicable federal or state securities laws. There were no options granted under this plan during the three months ended September 30, 2005.  At September 30, 2005, options to purchase 82,500 shares of common stock were exercisable under the Stock Option Plan.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the gross proceeds received in the Private Placement to the common stock and warrants issued based on their relative estimated fair values.  As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 5).  Such amount is presented in the “Warrants” line item on the Company’s September 30, 2005 condensed unaudited consolidated balance sheet, along with the estimated fair value of the investment banking warrants issued in connection with the Private Placement as described above.

During 2003, the Company issued to non-employee members of the Board of Directors a total of 1,000,000 warrants to purchase common stock at a price of $0.05 per share, fair market value at the time of the grants.  Warrants issued initially vested proportionately every three months over a two-year period from the date of the grant and have a ten-year term.  As a result of the Private Placement, the warrants have fully vested.

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

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2004	12,568,631	$0.21
Granted	4,126,204	0.15
Exercised	(185,199)	0.06
Canceled	(594,951)	0.16
Balances, September 30, 2005	15,914,685	$0.20

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options / Warrants Outstanding			Options / Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03 to $.05	1,179,900	7.41	$0.04	1,143,869	$0.04
$0.06 to $.08	2,144,264	6.88	$0.07	1,823,802	$0.07
$0.11 to $.14	1,656,062	9.52	$0.14	217,500	$0.14
$0.15 to $.17	2,410,142	9.60	$0.16	—	$—
$0.17 to $.19	254,250	9.00	$0.18	64,500	$0.18
$0.20 to $.22	25,000	8.88	$0.22	25,000	$0.22
$0.23 to $.25	450,500	8.48	$0.25	250,500	$0.25
$0.26 to $.28	7,794,567	3.71	$0.28	7,794,567	$0.28
$0.03 to $0.28	15,914,685	6.14	$0.20	11,319,738	$0.22

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

The operating segment data for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Systems	Services	Total
Three months ended September 30, 2005
Revenues	$1,100,703	$1,120,764	$2,221,467
Cost of Revenues	17,911	882,540	900,451
Gross Profit	$1,082,792	$238,224	$1,321,016

Three months ended September 30, 2004
Revenues	$738,756	$1,278,148	$2,016,904
Cost of Revenues	37,704	906,990	944,694
Gross Profit	$701,052	$371,158	$1,072,210

Nine months ended September 30, 2005
Revenues	$2,463,432	$3,912,521	$6,375,953
Cost of Revenues	40,140	2,742,895	2,783,035
Gross Profit	$2,423,292	$1,169,626	$3,592,918

Nine months ended September 30, 2004
Revenues	$1,788,852	$3,812,089	$5,600,941
Cost of Revenues	55,890	2,683,721	2,739,611
Gross Profit	$1,732,962	$1,128,368	$2,861,330

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Three months ended September 30, 2005
Revenues	$2,024,032	$164,526	$32,909	$2,221,467
Gross Profit	1,204,263	97,292	19,461	1,321,016
Net loss	(193,922)	(18,909)	(3,782)	(216,613)
Property and equipment, net	502,524	—	—	502,524

Three months ended September 30, 2004
Revenues	$1,753,600	$151,653	$111,651	$2,016,904
Gross Profit	932,235	80,620	59,355	1,072,210
Net loss	(205,015)	(17,730)	(13,054)	(235,799)
Property and equipment, net	546,254	—	—	546,254

Nine months ended September 30, 2005
Revenues	$5,263,363	$820,197	$292,393	$6,375,953
Gross Profit	2,967,471	461,077	164,370	3,592,918
Net loss	(856,882)	(139,945)	(49,889)	(1,046,716)
Property and equipment, net	502,524	—	—	502,524

Nine months ended September 30, 2004
Revenues	$4,805,307	$454,958	$340,676	$5,600,941
Gross Profit	2,454,867	232,423	174,040	2,861,330
Net loss	(745,040)	(70,539)	(52,821)	(868,400)
Property and equipment, net	546,254	—	—	546,254

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

We believe the primary markets that show signs of growth opportunities for our products and services are cable multiple systems operators; rural broadband CSPs, including rural utilities and municipal agencies investing in broadband systems such as fiber-to-the-home networks (collectively referred to as “Rural Broadband CSPs”); and managed network service providers that provide enhanced voice and data services to business customers on a single IP network.

Current Conditions

Beginning in 2004 and continuing through the third quarter of 2005, our focus was on managing costs.  During 2005, we have been able to reduce cash outflows for debt service, public company related costs and reduce or eliminate certain other operating costs. Also important to our growth, we have been expanding our sales and marketing capabilities to seek new sales opportunities for our products and services through our direct sales force and our relationships with communications infrastructure providers.  The markets for these products have been and continue to be very competitive.  Sales opportunities in the United States of America have continued to be limited due to the constrained economic conditions recently experienced by the communications industry, although we have begun to see improvements in the marketplace.  While we believe there is a good opportunity to sell or license our solutions to Rural Broadband CSPs, the sales cycle in this market can be six months or longer because Rural Broadband CSPs are frequently local municipal utilities and are subject to various regulatory requirements and agency oversight that can delay the timeline for a Rural Broadband CSP attempting to offer new services to its customers.  While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.

Beginning in the third quarter of 2004 and continuing through the third quarter of 2005, we continued to focus on our target markets of Cable multi-system operators or “MSOs”and Rural Broadband CSPs.  We have been successful in providing new products and services to these markets. In June 2005 we entered into a five-year software license and services agreement for our Connect IXC product with a tier two cable provider. The agreement provides for a license fee based on subscriber count, and service fees for implementation, training and related services, and an annual maintenance fee.  This five year contract has unlimited automatic successive one-year renewal terms thereafter.  In addition, during September 2005, the Company entered into a software license and services agreement with a large telecommunications equipment provider for our Connect IXC product to be used as part of its hosted IP-PBX commercial services offering.  This three year agreement provides for license fees based on registered user volume in addition to service fees for implementation, application management, and training and an annual maintenance fee.

We have also completed new releases of some of our products to provide additional value for the customers in our target markets.  These releases include a workforce management module for Connect CCB; enhanced revenue assurance reporting and analytics for Access IM; and enhanced capabilities in Connect IXC that enable usage management and billing for high speed network data services such as cable modem services.  We continue to expand the number of our co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in these markets. We have increased our marketing activities to build market awareness of our solutions through increased participation in trade shows, industry organizations and other activities.

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

Results of operations for the three months ended September 30, 2005 and 2004

Statement of Operations Data (in thousands)

	For the three months ended September 30,		Change
	2005	2004	$	%
	(Unaudited)
REVENUES:
System revenue	$1,101	$739	362	49%
Service revenue	1,121	1,278	(157)	(12)%
Total revenues	2,222	2,017	205	10%
COST OF REVENUES:
System revenue	18	38	(20)	(53)%
Service revenue	883	907	(24)	(3)%
Total cost of revenues	901	945	(44)	(5)%
GROSS MARGIN	1,321	1,072	249	23%
OPERATING EXPENSES:
Research and development	457	324	133	41%
Sales and marketing	564	479	85	18%
General and administrative	493	476	17	4%
Total operating expenses	1,514	1,279	235	18%
INCOME (LOSS) FROM OPERATIONS	(193)	(207)	14	(7)%
INTEREST AND OTHER EXPENSE, NET	(23)	(29)	6	(21)%
INCOME (LOSS) BEFORE INCOME TAXES	(216)	(236)	(20)	(8)%
INCOME TAX PROVISION	—	—	—	—%
NET INCOME (LOSS)	$(216)	$(236)	(20)	(8)%
Supplemental data:
Depreciation and Amortization	$41	$60	(19)	(32)%

Overview

For the three months ended September 30, 2005, total revenues increased by $205,000 or 10%, to $2.2 million as compared to $2.0 million for the same period in the prior year.  This overall increase is due to $362,000 higher systems revenue and $157,000 lower services related revenues.  Our services revenues can fluctuate from quarter to quarter depending on when new services contracts are signed and varying service levels required by our customers.

Despite the overall increase in revenue when compared to the same period in the prior year, we recorded a net loss due to increased expenses associated with added research and development costs for product enhancements, additional marketing, product management, business development and sales personnel as part of our continued focus on sales and marketing efforts, and termination costs associated with winding down a customer contract, as required under Statement of Financial Accounting Standards No. 146.  Termination related expenses associated with the contract wind-down totaled $35,595 for the three months ended September 30, 2005.

Overall, operating expenses increased by $235,000, primarily due to an increase in sales and marketing related expenses and research and development expenses of $564,000 and $457,000, respectively, for the three months ended September 30, 2005, as compared to $479,000 and $324,000, respectively, for the same period in the prior year.

Revenue

System Revenue

System revenue consists of software license fees charged to our customers for their use of our software.  Software license fees include one-time and recurring license charges, and license upgrade charges.  Under our subscription-based model, monthly software license fees are volume sensitive and generally are based on the number of units which include subscriber count and line count.  System revenue also includes revenue associated with sales of third-party software or hardware which are generally not material in amount or frequency.

System revenue increased by $362,000 to $1.1 million, or 50% of total revenues, for the three months ended September 30, 2005, from $739,000 or 37% of total revenues, for the same period last year.  This increase is largely due to revenue associated with a one-time perpetual use software license agreement entered into with our largest customer, as well as an overall increase in revenues generated from subscriber-count based license fees. During the third quarter of 2005, we sold to our largest customer a read-only limited use, non-exclusive perpetual software license for our Connect CCB product, which the customer will use for ongoing archival data retrieval. The agreement provides for a one-time licensing fee of $275,000, which has been recorded as systems revenue for the three and nine months ended September 30, 2005.

As we sell or license more solutions to our target customers, we expect to see an increase in system revenue.  In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early period of the contracts and higher in the later period.

Service Revenue

Service revenue is comprised of application management and hosting services, maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects and the extent to which consulting organizations provide services directly to customers.

Service revenue decreased by $157,000 to $1.1 million, or 50% of total revenues, for the three months ended September 30, 2005, compared to $1.3 million or 64% of revenues, for the same period last year.  The decrease was primarily due to a decrease in custom programming and implementation services provided to existing clients partially offset by higher maintenance revenue over the same period in the prior year.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

Concentration Risk

For the three months ended September 30, 2005, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.3 million and $402,000, respectively.  In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $1.1 million and $273,000, respectively.

As discussed elsewhere in this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and have executed a perpetual use software license agreement to meet some of the customer’s on-going needs to access historical data as discussed above.

Cost of Revenues

Total cost of revenues was $901,000, or 41% of total revenues, for the three months ended September 30, 2005, compared to $945,000, or 47% of total revenues, for the same period last year, primarily due to a decrease in the cost of service revenue.

The cost of system revenue decreased to $18,000 for the three months ended September 30, 2005, as compared to $38,000 in the same period last year.  The decrease is primarily due to a decrease in the sale of third-party software and hardware on existing contracts.  Cost of system revenue primarily consists of the cost of computer hardware and license fees paid to third parties under technology license arrangements we resell to customers.  These costs vary depending on the customer’s needs.

Cost of service revenue decreased in the third quarter of 2005 as compared to the same period in the prior year primarily due to an overall decrease in services revenue.  This was offset by higher costs associated with FAS 146 termination benefits in addition to higher third party hardware maintenance and related costs under existing contracts.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased to $457,000, or 21% of total revenues, in the third quarter of 2005 as compared to $324,000, or 16% of total revenues, in the same period in the prior year primarily due to increased expenditures associated with new product development efforts and enhancements to existing products.

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

Sales and Marketing

The increase in sales and marketing expenses are largely due to the increase in marketing activities to improve market awareness and staffing related costs.  We have also expanded our marketing efforts through increased trade show participation.  These activities have resulted in an overall increase in sales and marketing related expenses as compared to same period in the prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of sales and marketing employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses did not materially change, increasing by $17,000 to $493,000, or 22% of total revenues, for the three months ended September 30, 2005, from $476,000, or 24% of total revenues, for the three months ended September 30, 2004.  General and administrative expenses consist primarily of public company related expenses, professional services fees and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Depreciation and amortization expense included in the results of operations decreased to $41,000 for the three months ended September 30, 2005, as compared to $60,000 for the three months ended September 30, 2004 as certain assets acquired in prior years became fully depreciated in the second half of 2004 and first half of 2005.  The Company charges depreciation expense to the various departments based on the cost of the related fixed assets they use.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and gain or loss of the sale of assets.  Interest and other expense, net decreased $6,000 primarily due to a decrease in interest expense for the three months ended September 30, 2005 compared to the same period a year prior due to the amended terms of the promissory note with Corsair Communications, Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006.

Results of operations for the nine months ended September 30, 2005 and 2004

Statement of Operations Data (in thousands)

	For the nine months ended September 30,		Change
	2005	2004	$	%
	(Unaudited)
REVENUES:
System revenue	$2,463	$1,789	674	38%
Service revenue	3,912	3,812	100	3%
Total revenues	6,375	5,601	774	14%
COST OF REVENUES:
System revenue	40	56	(16)	(29)%
Service revenue	2,743	2,684	59	2%
Total cost of revenues	2,783	2,740	43	2%
GROSS MARGIN	3,592	2,861	731	26%
OPERATING EXPENSES:
Research and development	1,291	971	320	33%
Sales and marketing	1,716	1,323	393	30%
General and administrative	1,570	1,333	237	18%
Total operating expenses	4,577	3,627	950	26%
INCOME (LOSS) FROM OPERATIONS	(985)	(766)	219	29%
INTEREST AND OTHER EXPENSE, NET	(60)	(102)	42	41%
INCOME (LOSS) BEFORE INCOME TAXES	(1,045)	(868)	177	20%
INCOME TAX PROVISION	2	—	2	—%
NET INCOME (LOSS)	$(1,047)	$(868)	179	21%
Supplemental data:
Depreciation and Amortization	$130	$180	(50)	(28)%

Overview

During the nine months ended September 30, 2005, revenues increased by $774,000 or 14%, to $6.4 million as compared to $5.6 million for the same period in the prior year.  This increase is due to $674,000 higher systems revenue and $100,000 higher services revenue.  Our services revenue can fluctuate depending on when new services contracts are signed and varying services levels required by our customers.

Despite this increase in revenue, when compared to the same period in the prior year, we recorded a net loss due to increased expenses associated with added research and development costs for product enhancements, additional marketing, product management, business development and sales personnel as part of our continued focus on sales and marketing efforts, and termination costs associated with winding down a customer contract as required under Statement of Financial Accounting Standards No. 146.  Termination related expenses associated with the contract wind-down totaled $106,800 for the nine months ended September 30, 2005.

Overall, operating expenses increased by $950,000, primarily due to the increase in sales and marketing related expenses, research and development expenses and general and administrative expenses of $1.7 million, $1.3 million and $1.6 million respectively, for the nine months ended September 30, 2005, as compared to $1.3 million, $1.0 million and $1.3 million respectively, for the same period in the prior year.

Revenues

Overview

Total revenues increased to $6.4 million for the nine months ended September 30, 2005, from $5.6 million for the nine months ended September 30, 2004, primarily due to revenue associated with the one time perpetual use software license agreement with our largest customer, and increases in revenues from subscriber-count based license fees on existing clients and professional services.

System Revenue

System revenue consists of software license fees charged to our customers for their use of our software.  Software license fees include one-time and recurring license charges, and license upgrade charges.  Under our subscription-based model, monthly software license fees are volume sensitive and generally are based on the number of units which include subscriber count and line count.  System revenue also includes revenue associated with sales of third-party software or hardware which are generally not material in amount or frequency.

System revenue increased by $674,000 to $2.5 million, or 39% of total revenues, for the nine months ended September 30, 2005, from $1.8 million, or 32% of total revenues, for the same period last year.  This increase is largely due to revenue associated with a one-time perpetual use software license agreement entered into with our largest customer, as well as an overall increase in revenues generated from subscriber-count based license fees. During the third quarter of 2005, we sold to our largest customer a read-only limited use, non-exclusive perpetual software license for our Connect CCB product, which the customer will use for ongoing archival data retrieval. The agreement provides for a one-time licensing fee of $275,000, which has been recorded as systems revenue for the three and nine months ended September 30, 2005.

As we sell or license more solutions to our target customers, we expect to see an increase in system revenue.  In addition, our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our system revenues in future quarters, as our customers will potentially increase their subscriber bases and transaction volumes from deploying our products and services into their markets. Under these models, system revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early period of the contracts and higher in the later period.

Service Revenue

Service revenue is comprised of applications management and hosting services, maintenance revenue, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts.  In general, service revenue can fluctuate with the volume of new customer sales, as well as the renewal or non-renewal of maintenance contracts or application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Service revenue was $3.9 million, or 61% of total revenues, for the nine months ended September 30, 2005, compared to $3.8 million or 68% of revenues, for the same period last year.  The increase was primarily due to increases in application management and hosting services revenue, implementation, maintenance, training and other new services.  Also, during the nine months ended September 30, 2005, we continued to provide MSO customers assistance with rolling out their new products and services to their target markets, and giving them the tools to monitor progress and growth.  Additionally, revenue from our application management and hosting services increased during the nine months ended September 30, 2005, over the same period in the prior year as a result of higher demand from our customers.  We anticipate that services revenue will increase in future periods as we continue to build our services offering, increase the market awareness of the value of these new services and provide the services to our existing and new customers.

Concentration Risk

For the nine months ended September 30, 2005, we had two customers that accounted for greater than 10% of our total revenues in the amount of $3.4 million and $1.1 million, respectively.  In the same period last year, we had two customers that accounted for greater than 10% of our total revenues in the amount of $3.2 million and $656,000, respectively.

As discussed elsewhere in this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and have executed a perpetual use software license agreement to meet some of the customer’s on-going needs to access historical data as discussed above.

Cost of Revenues

Total cost of revenues was $2.8 million or 44% of total revenues, for the nine months ended September 30, 2005, compared to $2.7 million, or 48% of total revenues, for the same period last year, primarily due to an increase in the cost of service revenue.

Cost of service revenue increased in the nine months ended September 30, 2005, as compared to the same period in the prior year largely due to the impact of termination costs associated with FAS 146 as of September 30, 2005.  Cost of service revenue includes the costs of providing professional services including installation, training, maintenance, applications management and hosting services, customization, deployment and other professional services.

The cost of system revenue decreased to $40,000 for the nine months ended September 30, 2005, as compared to $56,000 in the same period last year.  The decrease is primarily due to a decrease in the sale of third-party software and hardware which varies depending on the needs of the customer. Cost of system revenue consists primarily of computer hardware resale and license fees paid to third parties under technology license arrangements.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.  Research and development expenses increased to $1.3 million, or 20% of total revenues, in the nine months ended September 30, 2005, as compared to $971,000, or 17% of total revenues, in the same period in the prior year primarily due to increased expenditures associated with new product development efforts and enhancements to existing products.

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

Sales and Marketing

The increase in sales and marketing expenses was largely due to the increase in marketing activities to improve market awareness and staffing related costs.  We have also expanded our marketing efforts through increased trade show participation.  These activities have resulted in an increase in sales and marketing related expenses of $393,000 as compared to the same period in the prior year.  We expect to continue to expand our sales and marketing efforts in future periods. Sales and marketing expenses consist primarily of sales and marketing employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses increased to $1.6 million or 25% of total revenues for the nine months ended September 30, 2005, from $1.3 million, or 23% of total revenues for the nine months ended September 30, 2004, primarily due to an increase in staffing related costs. General and administrative expenses consist primarily of public company related expenses, professional service fees and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Depreciation and amortization expense included in the results of operations decreased to $130,000 for the nine months ended September 30, 2005, as compared to $180,000 for the nine months ended September 30, 2004 as certain assets acquired in prior years became fully depreciated in the second half of 2004 and first half of 2005.  The Company charges depreciation expense to the various departments based on the cost of the related fixed assets they use.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and gain or loss of the sale of assets.  Interest and other expense, net decreased $42,000 primarily due to interest expense which decreased largely due to the amended terms of the promissory note with Corsair Communications, Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	September 30,	December 31,	Change
	2005	2004	$	%
	(Unaudited)
Cash and cash equivalents	$978	$2,603	(1,625)	(62)%
Restricted Cash	100	0	100	100%
Accounts receivable	642	499	143	29%
Cash, cash equivalents and accounts receivable	1,720	3,102	(1,382)	(45)%
Current Assets	1,898	3,225	(1,327)	(41)%

Accounts payable and accrued expenses	995	1,255	(260)	(21)%
Current portion notes payable	237	634	(397)	(63)%
Deferred revenue	701	728	(27)	(4)%
Current Liabilities	1,933	2,617	(684)	(26)%
Working Capital	(35)	608	(643)	(106)%
Long term notes payable	1,234	852	382	45%

Overview

As of September 30, 2005, our working capital decreased by $643,000, to $(35,000), as compared to December 31, 2004, primarily due to an increase in cash used in operations to fund our net loss and principal payments on loan and capital lease obligations for the nine months ended September 30, 2005.  The decrease in working capital was also attributable to the overall decrease in our accounts payable and accrued expense amounts as compared to December 31, 2004 which is largely due to the reduction in accrued bonus payable and other timing related costs.

Cash and Accounts Receivable

Our cash balance decreased by $1.6 million or 62% as of September 30, 2005, as compared to December 31, 2004, primarily due to usage of cash for operating needs as discussed above. Restricted cash increased by $100,000 as a result of the operating line of credit agreement with First Regional Bank (see Note 2).  Our accounts receivable balance increased by $143,000 or 29% as compared to December 31, 2004, largely due to the timing of invoices to and collections from customers at the end or beginning of the periods.

Working Capital

Our working capital had a net decrease of $643,000 when compared to December 31, 2004.  Our decrease is the result of our using cash to fund operations and make principal payments on loan and capital lease obligations.  We use long-term financing to pay for most of our fixed asset purchases.  During 2005, we were able to favorably restructure the terms of repayment of the principal of the existing Corsair note that resulted in reducing the current portion by $397,000.  In addition, deferred revenue has decreased by approximately $27,000 when compared to December 31, 2004.  We bill customers and receive payments in advance of performing services in certain instances.  In such cases, we defer the revenue until the services have been performed.

Cash Flows

Net cash used by operating activities increased to $1.3 million for the nine months ended September 30, 2005, as compared to $836,000 for the nine months ended September 30, 2004, primarily due to an increase in net loss, which is the result of an overall increase in operating costs for the nine months ended September 30, 2005.

Net cash used by investing activities decreased to $46,000 for the nine months ended September 30, 2005, as compared to $232,000 for the nine months ended September 30, 2004, due to fewer fixed asset related purchases.

Net cash used by financing activities increased to $251,000 for the nine months ended September 30, 2005, as compared to $2.4 million cash provided for the nine months ended September 30, 2004, primarily due to the Private Placement which funded and closed in June 2004.  Also, we made lower payments on notes payables during the nine months ended September 30, 2005, compared to the same period last year.  Additionally, during the nine months ended September 30, 2005, we refinanced our $100,000 outstanding line of credit with Sunwest with proceeds obtained from a new line of credit with First Regional Bank.

We believe that existing cash balances, combined with cash generated from future operations, will be sufficient to support our working capital requirements through the next twelve months.  We may seek to raise additional funds from various sources including bridge and permanent financing and strategic financial partners.  Additionally, we may seek to reduce costs.  We cannot, however, be certain that additional financing will be available to us on acceptable terms when required or if at all or that cost reductions will be effective or available.

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, debt financing in 2003 and equity financing in 2004. In 2005, we expect our sources of liquidity primarily will include cash from operations, investment proceeds from our 2004 Private Placement and we may seek additional financing sources.  During the nine months ended September 30, 2005, we amended the terms of the note with Corsair Communications, Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and we will be required to make monthly interest-only payments of $6,548 through January 2006, monthly interest and principal payments of $15,000 from February 2006 through June 30, 2006, and monthly interest and principal payments of $25,000 from July 2006 through January 2010.  At September 30, 2005 the balance of the note was $982,243.

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

•                  Within ten days of us becoming eligible to use a registration statement on Form S-3 for the Shares, Warrant Shares, and the Additional Shares, we will file a registration statement on Form S-3. If such registration statement is not filed with the SEC on or before such time, we are obligated to pay Liquidated Damages to each such investor.

The Registration Statement was initially declared effective by the SEC on September 10, 2004.  Subject to certain conditions, we will use commercially reasonable efforts to cause the Registration Statement to remain effective until the earlier of (i) the date on which all registrable securities covered by such Registration Statement have been sold, or (ii) the date on which all registrable securities covered by such Registration Statement may be sold pursuant to Rule 144(k). Further, we will use commercially reasonable efforts to register or qualify or cooperate with the investors in connection with the registration or qualification of their shares in any public offering under the blue sky laws of the following states: New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Texas, California, and Nevada.

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

Section 2(c) (ii) of the Registration Rights Agreement with the Institutional Investors, permits us, within 10 business days following the filing of our current, quarterly or annual reports, to file a post-effective amendment to the Registration Statement on Form SB-2 and use commercially reasonable efforts to have such post-effective amendment declared effective.  If we delay filing a post-effective amendment to the Registration Statement, pursuant to Section 2(c) (i) of the Registration Rights Agreement, we may be subject to Liquidated Damages.

Warrants

We issued Warrants to the Institutional Investors and the Non-Management Accredited Investors that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments. The Warrants expire on June 15, 2009. The Warrants may be called by us at the price of $0.01 per Warrant Share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement was initially declared effective by the SEC.

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

Largest Customer Elects not to Renew its Licensing and Services Agreement

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms at the end of December 2005.  Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside.  We expect to continue to maintain our historically cooperative working relationship with this customer and have executed a perpetual use software license agreement to meet some of the customer’s on-going needs to access historical data during the three months ended September 30, 2005.

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

Revenue from our largest customer represented approximately 61% or $1.3 million based on total revenues of $2.2 million for the three months ended September 30, 2005, and approximately 55% or $1.1 million based on total revenues of $2.0 million for the three months ended September 30, 2004.

Revenue from our largest customer represented approximately 55% or $3.4 million based on total revenues of $6.3 million for the nine months ended September 30, 2005, and approximately 57% or $3.2 million based on total revenues of $5.6 million for the nine months ended September 30, 2004.

Revenues from our second largest customer during the three months ended September 30, 2005, represented approximately 18% of total revenues.  Revenues from our second largest customer during the three months ended September 30, 2004 represented approximately 14% of total revenues.

Revenues from our second largest customer during the nine months ended September 30, 2005, represented approximately 17% of total revenues.  Revenues from our second largest customer during the nine months ended September 30, 2004 represented approximately 12% of total revenues.  The related costs of revenues include staffing, management and overhead costs.

As previously discussed within this report, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms in December 2005.  During the third quarter of 2005, we sold to our customer a limited use read-only perpetual use software license for our Connect CCB product.  The executed agreement provides for a one time fee of $275,000 for a limited, nonexclusive perpetual license which will be used for this customer’s archival data needs and related internal business purposes.  The revenue associated with this agreement has been recorded as systems revenue for the three and nine months ending September 30, 2005.

Other Transactions

Effective June 2005, we amended the terms of our promissory note with Corsair Communications, Inc., which extended the maturity date to January 1, 2010 from the previous maturity date of December 2006.  Pursuant to the amended terms of the note, interest will continue to accrue at the same rate and the Company will be required to make interest only payments of $6,548 per month through January 2006, interest and principal payments of $15,000 per month from February 2006 through June 30, 2006 and interest and principal payments of $25,000 per month from July 2006 through January 2010.  At September 30, 2005 the balance of the note was $982,243.

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

Following the completion of its merger with another wireless telecommunications company in November 2004, our largest customer notified us of its intention not to renew its license and services agreement with us upon its expiration in accordance with its terms in December 2005. Based upon our conversations with this customer, it is our understanding that our customer’s election not to renew its agreement with us was a result of a previous significant investment by its merger partner in an existing billing system in place prior to the merger, and on which most of the combined company’s customers already reside. We expect to continue to maintain our historically cooperative working relationship with this customer and have executed a perpetual use software license agreement to meet some of the customer’s on-going needs to access historical data during the three months ended September 30, 2005.

Revenue from our largest customer represented approximately 61% or $1.3 million based on total revenues of $2.2 million for the three months ended September 30, 2005, and approximately 55% or $1.1 million based on total revenues of $2.0 million for the three months ended September 30, 2004.

Revenue from our largest customer represented approximately 55% or $3.4 million based on total revenues of $6.3 million for the nine months ended September 30, 2005, and approximately 57% or $3.2 million based on total revenues of $5.6 million for the nine months ended September 30, 2004.

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

A substantial portion of our license and services revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Excluding revenues attributable to our largest customer, total revenues from our second largest customer during the three and nine months ended September 30, 2005 represented approximately 18% and 17% of total revenues, respectively. The loss of an additional large customer would cause our business to be further harmed and, if another large contract is cancelled or deferred or expires if an anticipated contract does not materialize, our business would be harmed.

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

In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded net losses of $216,000, $1.1 million and $1.2 million for the three months ended September 30, 2005, the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively, and we could incur net losses for the foreseeable future. As of September 30, 2005, we had an accumulated deficit of $14.9 million (which accumulated deficit includes $7.7 million of purchase price Goodwill amortization expense and write-down, of which $5.6 million of Goodwill was written down in connection with our annual impairment test conducted in 2001, as required by FASB Statement No. 142).

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

During 2004 and the nine months ended September 30, 2005, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability.  In the future should we consider expansion of our international operations, and, in the event we do so, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months ended September 30, 2005 have decreased as compared to the same period past year.  However, for the nine months ended September 30, 2005,  our revenues from international operations have increased as compared to same periods last year.  International customers represented approximately 9% and 18% of our total revenue for the three and nine months ended September 30, 2005, respectively.  International customers represented approximately 13% and 15% of our total revenue for the three and nine months ended September 30, 2004, respectively.   We conduct our international sales primarily with partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” This standard revises APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation currently adopted by the Company. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The effective date of this standard for the Company will be January 1, 2006. Our operating results could be negatively impacted as a result of the additional expenses associated with the expensing of stock options under this new standard. Management is currently assessing the extent of the negative impact, if any, that this new standard will have on the Company’s financial statements. See Notes 1 and 4 of the “Notes to Condensed Consolidated Financial Statements” for the three months ended September 30, 2005, for a more detailed presentation of our accounting for stock-based compensation.

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

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or the Pink Sheets which could affect our stockholders’ ability to access trading information about our common stock.

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

Because some stockholders together beneficially own or have the right to vote 46.7% and 24.0% respectively, of our voting stock, the voting power of other stockholders may be limited.

As of September 2, 2005, persons affiliated with the Special Situations Funds beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 46.7% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 24.0% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or in pursuing alternative strategies.

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

PRIMAL SOLUTIONS, INC.

(Registrant)

November 14, 2005	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer and President

November 14, 2005	/s/ William C. Bousema
William C. Bousema
Chief Financial Officer,
Senior Vice President and Secretary