Form 10KSB
period 2005-12-31
PRIMAL SOLUTIONS INC
filed 2006-04-17
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                For the transition period from                    to

Commission File No: 333-46494

PRIMAL SOLUTIONS, INC.

(Name of Small Business Issuer in its Charter)

Delaware	36-4170318
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
18881 Von Karman Avenue
Suite 500
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

(949) 260-1500
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year:	$8,567,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 13, 2006	$4,928,000
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 13, 2006:	36,503,477

Transitional Small Business Disclosure Format	Yes ☐	No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PART I

Item 1. Business

Company Background

The Company was incorporated on June 28, 1996 as Primal Systems, Inc. In 1999, Primal Systems, Inc. was merged with and into ACI Telecommunications Financial Services, a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”). The surviving company changed its name to Primal Solutions, Inc. In February 2001, Avery spun off Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems, (“Primal” or the “Company”, collectively) as a separate public company.

Our Business Focus

Increasingly, Primal has focused on providing comprehensive solutions for streamlining and improving Internet Protocol (“IP”) transaction management. Our Connect IXC and flagship IP Correlytics™ software platform and related services can help enhanced communications service providers and new media companies generate more revenue and launch new products and services more rapidly while extracting essential business intelligence from IP transactions. Currently, we sell IP Correlytics and related services both through our direct sales efforts and our partnership relationships with Lucent Technologies and TMNG.

In addition to our IP Correlytics product line, we offer an operational support services (“OSS”) product, Connect CCB®. This is an integrated, end-to-end customer care, provisioning, and billing software platform used by wireless carriers, cable operators, and by community broadband providers that deliver voice, data, video and other services to residential and commercial accounts. Connect CCB’s features support order management, provisioning, customer service management, invoicing, web portal electronic bill presentment, payment processing, credit and collections, workforce management and management reporting. We have several long-time customers using this product and continue to add new customers both through our direct sales efforts and our relationship with Lucent Technologies.

Our Markets

Our current market focus is enhanced communications providers and new media companies offering advanced IP services to both residential and commercial customers. IP services blend communications, content and commerce in converged voice, data and video offerings. Cable operators, database and entertainment companies, telephone companies, mobile virtual network operators, Internet service providers and Internet search engine providers are striving to deploy a wide variety of revenue generating IP services.

Voice-over IP (“VoIP”) services have gained early market momentum and the number of new IP services offered continues to grow. These include: video phone, multi-line VoIP services, collaborative messaging, multi-player games, multi-media services, fixed-mobile convergence (“FMC”) services, IP Television (“IPTV”) and new-forms of ad supported services and entertainment and interactive advertising.

Our customers and partners are leading communications and technology innovators worldwide, including Time Warner Cable, BroadSoft, Lucent Technologies, Bright House Networks, Telekom Malaysia and Cisco Systems. In December 2005, our products processed approximately 31 percent of all U.S. residential VoIP subscriber transaction traffic.

Market Dynamics

As enhanced communications providers and new media companies seek new customers, additional market share and sustainable revenue by accelerating the delivery of IP services, they are encountering numerous business and operational problems driven by the following market dynamics:

•       rapidly evolving market segments require providers to be increasingly responsive and adaptable to changing conditions;

•       greater competition from traditional and new market entrants with compelling new offerings;

•       customers expect more services at lower prices, placing increased pressure on margins; and

•       emerging business models and increasingly complex relationships are requiring new solutions and methods to ensure quality service delivery.

IP transaction management

IP transaction management entails managing the lifecycle of each transaction by collecting IP transaction data from network devices and applications and then aggregating, processing and storing it. Once stored, it can be accessed for real-time business analysis and improved decision making. IP transaction management solutions embody both enabling technologies and analytical business services to expedite service deployments, offer greater competitive differentiation, assure services and revenues, derive maximum value from IP transactions and continuously adapt to the ever-changing IP services environment.

IP Correlytics product and services-oriented architecture and open systems technology

By combining transaction management and correlation analytics, IP Correlytics helps simplify IP transaction complexities and improve business results. IP Correlytics enables our customers to identify, track, manage and assure IP transactions—from initiation through settlement with partners. IP Correlytics collects network events from any number of service providers and in varying formats which allows for the capture of IP transactions for greatly improved monetization, auditing and revenue assurance.

IP Correlytics employs a loosely coupled, services-oriented architecture and open systems technologies to ease service deployments, modifications and enhancements while ensuring interoperability with third-party application programming interfaces (“APIs”). It does not require major modifications, expensive upgrades or abandonment of existing business systems, which results in a lower total cost of ownership.

Our pricing and delivery models

We offer our software under a multiple-year up-front fee license or subscription-based arrangement for license and product support and upgrades. Up-front licenses are contracted to customers who intend to host and operate their solutions, and require payment of an annual product support and upgrades fee. We provide professional services for implementation, customization and training as well as recurring services for application management and hosting our software on the customer’s hardware.

Sales and Marketing

We use a direct sales force and channel partners to pursue sales activities. Our direct sales force focuses on the North America market. We manage sales, contracts and relationships directly with our clients. This approach assists us in establishing intimate knowledge of each client’s situation and finding the best solution to meet their business needs.

Through our channel partners, we pursue sales opportunities inside and outside of North America. We work with our channel partners either through referrals or as a subcontractor. If through a referral, our channel partner will introduce us to their end-customer. Thereafter, we are responsible for fostering this new relationship and to present our products. If we are able to convert this introduction into an executed arrangement, we pay our channel partner a referral fee. If we are acting as a subcontractor, our channel partner will control the end-customer relationship and we will act as a subcontractor under the channel partner’s agreement with their end-customer.

Due to the complex nature of the products and services we sell, our sales cycle may range from 60 days to over a year.

We derive the majority of our revenues from products delivered or services performed in the United States. Products delivered or services performed outside the United States represented approximately 16% and 14% of our total revenues in fiscal years 2005 and 2004, respectively. See Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Report for a summary of our revenue by geographic area.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers.

Competition

We compete in the VOIP, broadband, cable, commercial telecommunications, and municipal wireless markets with other companies who provide solutions for IP transaction management, IP transaction archiving, triple-play, mediation, pricing and rating, partner settlement, revenue assurance, pricing plan analysis, business intelligence, KPI dashboards, and analytics. We compete in markets that deliver solutions via customer license, application management, partner hosting and software as a service (“SAAS”). We believe we differentiate ourselves by:

(a)          our IP Correlytics platform, with its service-oriented architecture and underlying formal and rigorous definitions for what constitutes IP transactions and how they are managed,

(b)         our expertise in IP network mediation, telecommunications billing and rating, application and database management, correlation analytics and high-volume real-time IP transaction management,

(c)          the price/value quotient associated with the solutions we deliver, and

(d)         our customer-intimate culture and our track record of quickly responding and delivering solutions to our customers and partners.

Customers

We have communications service providers and new age media industry companies as customers who provide much of our recurring revenue from multiple-year contracts, as well as our nonrecurring revenue. In descending order, our three largest customers provided approximately 53%, 19%, and 8%, respectively, of total revenue for the fiscal year ended December 31, 2005.

In December 2005, the license and services agreement with our largest customer expired. After its merger with and into another wireless telecommunication company, the customer elected to not renew its agreement based on the decision to migrate to its merger partner’s existing billing system. The Company has focused on converting new sales opportunities into long-term recurring revenue arrangements to offset the loss of this customer.

Total revenue from our remaining two largest customers increased for fiscal year 2005 by 44% over fiscal year 2004.

Research and Development

Our research and development team is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. Additionally, our research and development team supports pre-sale and customer support activities, in which case, related costs are allocated to costs of revenue. Our product management, professional services and sales staff helps our research and development team identify potential new product features.

Intellectual Property

We rely upon a combination of U.S. patent, copyright, trade secret and trademark law to protect our intellectual property. We currently have one U.S. patent related to billing and mediation technology, five U.S. registered trademarks and two U.S. copyrights. In addition, during 2005, the Company submitted the relevant paperwork in order to register seven new trademarks. The table below summarizes our material intellectual property either currently registered or pending registration.

Type of Intellectual Property	Intellectual Property Name	Status
Patent	Cellular Telephone Real Time Account Administration System	Issued
Trademark	CONNECT CCB	Registered
Trademark	PRIMAL	Registered
Trademark	PRIMAL ACCESS IM	Registered
Trademark	PRIMAL CONNECT CCB	Registered
Trademark	CONNECTPAK	Pending
Trademark	CORRELYTICS	Pending
Trademark	IP CORRELYTICS	Pending
Trademark	KPIPAK	Pending
Trademark	NO IP TRANSACTION LEFT BEHIND	Pending
Trademark	PRIMAL SOLUTIONS LOGO	Pending
Trademark	PRIMAL SOLUTIONS LOGO, NO IP TRANSACTION LEFT BEHIND	Pending
Copyright	Access IM	Registered
Copyright	Connect CCB	Registered

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as new product developments, frequent product enhancements, the technological and creative skills of our personnel, and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

We generally enter into confidentiality or license agreements with employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States of America. In addition, certain of our license agreements require us to place the source code for our products into escrow. Such agreements generally provide that those parties with whom we contract will have a limited, non-exclusive right to use our source code if (1) there is a bankruptcy proceeding by or against Primal, (2) we cease to do business without a successor or (3) we discontinue providing maintenance and support.

Certain of our products may be derived from open source software. Open source software is software that is covered by a license agreement which permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make part or all of the source code for our derivative products available to the public free of charge and/or license such derivative product under a similar open source software license.

Our success and ability to compete are substantially dependent upon our internally developed technology. However, portions of our products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors as well as open-source software.

Employees

As of March 13, 2006, the Company had 38 full-time employees, none of whom is represented by a union. The Company believes that its relationship with its employees is good.

RISK FACTORS

Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this Annual Report.

Risks Related to Our Business and Our Marketplace

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

We recorded net losses of $1.4 million and $1.2 million for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $15.3 million. Of the total $15.3 million accumulated deficit, $7.7 million resulted from amortization expense and a $5.6 million write-down of purchase price goodwill.

In order to become profitable, we will need to generate additional revenues from the sales of our products and services or take steps to reduce operating costs further to achieve and maintain profitability, or both. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to nonrecurring professional services which generally has lower profit margin percentages, will be less profitable. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period.

Our subscription-based pricing model for recurring software licensing and product support and upgrades fees for IP Correlytics and Connect IXC customers allows them to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our products, as compared to an up-front one-time license fee. Under this subscription-based recurring revenue model, our revenue from customers is expected to increase as their subscriber base and/or transaction volumes grow and, thus, related revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our new customers do not or are not able to increase the number of subscribers as they expect, our future revenues could be lower than anticipated.

If we do achieve profitability, we cannot be certain we can sustain or increase profitability on a quarterly or annual basis. We are striving to reach profitability, however, we could continue to incur net losses for the foreseeable future.

Our largest customer elected not to renew its license and services agreements.

In December 2005, the license and services agreement with our largest customer expired. After its merger with and into another wireless telecommunication company in November 2004, the customer elected to not renew its agreement based on the decision to migrate to its merger partner’s existing billing system. We incurred a liability of approximately $118,000 for one-time termination benefits offered to our impacted employees, provided the fulfillment of each impacted employees’ contractual obligations. We announced the terms of such termination benefits to our employees in January 2005. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), we recorded a liability of approximately $118,000 in 2005. We made termination benefit payments in full against this liability during the first three months of 2006.

Revenue from this customer represented approximately 53%, or $4.5 million, of total revenues for the fiscal year ended December 31, 2005, and approximately 56%, or $4.3 million, of total revenues for the fiscal year ended December 31, 2004. If we are unable to replace the loss of revenue associated with this customer, we might need to reduce our operating costs, which could, among other things, cause difficulty in maintaining and growing the customer base, decrease our ability to attract and retain key employees and could result in a reduced stock price. We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset the loss of revenue with this customer, or at all.

Our revenues are generated from a limited number of customers and our customer base is concentrated.

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenue from our second largest customer during the fiscal year ended December 31, 2005 represented approximately 19% of total revenues. The loss of an additional large customer would cause our business to be further harmed and, if a large contract is cancelled, deferred, or expires or if an anticipated contract does not materialize, our business would be harmed.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of investors and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

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

We have difficulty predicting the volume and timing of orders from new customers. For example, we expect an increasing percentage of our total revenues will come from software license and product support and upgrade fees for IP Correlytics and Connect IXC solutions and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our growth depends on the commercial acceptance of our products for IP networks, and it is uncertain to what extent the market will accept these products.

Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses and support and upgrades of these products and related services. Our business will be harmed if our target customers do not adopt and purchase or license these software products. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our future revenues will also depend on our customers’ licensing software for additional billing units, such as increased subscribers or additional event records. Their failure to do so could harm our business.

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

If the communications and new media markets do not expand as we anticipate, our future growth and success could be limited.

The offerings provided by communications service providers (“CSPs”) using IP networks are rapidly changing. We believe this market shows signs of growth opportunities for our products and services. However, the revenue opportunities in the market are dependent on certain factors, including the following:

•       the adoption of IP services by the consumer;

•       the timing of the providers offering IP services;

•       our contracts having volume-based characteristics;

•       our ability to enable our products to conform and comply with industry standards;

•       new competitors we might encounter; and

•       changes to technical specifications before our products are accepted.

If the market does not grow as we expect, our future growth and success could be limited.

Following our financing, we need to manage growth effectively.

We completed private placements in June 2004 and March 2006, raising approximately $3.3 million and $1.5 million in gross proceeds, respectively. We have used and plan to continue to use a portion of the net proceeds to stimulate growth by and among other things, continuing to expand our sales and marketing efforts. We expect growth could place significant demands on management, as well as on our administrative, operational and financial resources and controls. If we fail to manage any growth that we may achieve effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

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

Certain segments of the communications industry are experiencing consolidation, which may reduce the number of potential clients for our software.

Certain segments of the communications industry continue to experience significant consolidation, which may result in fewer potential clients for our products and result in increasing the level of competition for new customers. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In addition, larger CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related OSS into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our products and services to new clients and by working with major CSPs to provide products and services that they need to remain competitive.

If we are forced to compete with a small number of incumbent software vendors in selling products and services to large CSPs, our business may be harmed.

We believe large CSPs are seeking ways to reduce operating costs. Many CSPs have a large number of operating support systems from a variety of suppliers. In an effort to reduce operating costs, the CSPs could choose to reduce the number of software vendors they use to gain efficiencies. We could lose customers if we are not selected as a surviving incumbent software vendor. In addition, our ability to sell our products and services to the large CSPs could be limited if we had to compete directly with an incumbent software vendor with greater resources.

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

During 2004 and 2005, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers, and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

If we do not continue to improve our products or our product is not able to integrate and operate successfully with the communications equipment of the leading manufacturers, we may be unable to maintain our existing customers and/or generate new sales.

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

The market for our products is very competitive. We compete in the VOIP, broadband, and municipal wireless markets with other companies that provide solutions for IP transaction management, mediation, pricing and rating, partner settlement, revenue assurance, and analytics.  Also, the internal information technology departments of larger communications companies may elect to develop products in-house similar to those provided by our product.

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

Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product name. These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Despite this protection, third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Furthermore, the laws of certain countries in which we sell or license our products do not protect our software products and intellectual property rights to the same extent, as do the laws of the United States. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from the day-to-day operations or our business.

Some of our products contain open source software, which may be subject to restrictive open source licenses and harm our business.

Certain of our products may be derived from open source software. Open source software is software that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make all or part of the source code of our derivative products available to the public free of charge and/or to license such derivative product under a similar open source software license. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business.

Claims by others that we infringe on their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

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

Because we use open source software in some of our products, we may incur expenses in defending claims that we did not abide by the open source software license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source software from our products. Such events could disrupt our operations and the sales of our products, which would negatively impact our revenues and cash flow.

If our software contains errors or our software product development is delayed, our business will suffer.

We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors. Due to the importance of our products to our customers’ operations, undetected errors are of particular concern. Computer software such as ours may contain undetected errors. In addition, the open source software that we incorporate into our products may contain undetected errors. Because this software was used pursuant to an open source license, such software is not covered by a warranty. If there are any errors in our product or the open source software that we use, we will be required to expend resources to correct any errors, defects or design flaws. The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

In general, we attempt to enter into license agreements with our customers that contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, we attempt to enter into license agreements that cap the amounts recoverable for damages to the amount paid by the licensee to us for the product or service giving rise to the damages. However, all domestic and international jurisdictions may not enforce these limitations. Not all of our license agreements may contain such provision. We may encounter product liability claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

Fixed-price services engagements can impact our profitability if we fail to complete them within the estimated budget.

We perform some of our professional services engagements on a fixed-price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability will be adversely affected. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

Barriers to international expansion could limit our future growth.

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the fiscal year ended December 31, 2005 have increased as compared to the same period last year. International customers represented approximately 16% and 14% of our total revenue for the fiscal years ended December 31, 2005 and 2004, respectively. We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A significant number of shares of our common stock are freely tradable. Additionally, we registered, as part of our registration statement on Form SB-2, filed in 2005 (the “Registration Statement”), shares representing 77% of our issued and outstanding common stock as of March 13, 2006 and 63% after issuance of all currently unissued shares included in the Registration Statement. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As part of a private placement of certain notes and warrants in March 2006, the Company agreed to file a registration statement registering for resale of the shares of common stock issuable upon conversion of the notes and exercise of the warrants. In addition, the Company has an obligation to maintain and update any such registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. Because additional shares of common stock may become freely tradable our stock price may be depressed.

After the issuance of our 5% Senior Secured Convertible Notes and warrants in a March 2006 Private Placement transaction, one institutional investor beneficially owns 62.2% of the Company’s voting stock and possesses the right to designate one person for election to the Board of Directors, which limits the voting power of other stockholders.

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement”). Following the March 2006 Private Placement, Special Situation Funds (“SSF”) beneficially owns 62.2% of the Company’s outstanding common stock. SSF can elect to convert any or all of the outstanding principal and accrued but unpaid interest on the Notes at any time into shares of common stock at a conversion price of $0.10 per share. The warrants expire March 31, 2008 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise. Additionally, SSF has the right to designate one person for election to the Board of Directors. Consequently, SSF may have the ability to control all matters submitted to our stockholders for approval. This may delay or prevent an acquisition or cause the market price of our stock to decline.

The Notes are secured by a first priority security interest in all of the assets of the Company pursuant to the terms of a Pledge and Security Agreement.

As a result of the agreements related to the March 2006 Private Placement, our ability to engage in or enter into a variety of transactions is restricted.

Pursuant to the March 2006 Private Placement, we entered into certain agreements that contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

•       make restricted payments (including paying dividends on, limitations on redeeming or repurchasing our capital stock);

•       engage in sales of our assets outside of the ordinary course of our business;

•       make certain investments or acquisitions;

•       create liens on our assets to secure debt;

•       engage in transactions with affiliates;

•       engage in a business other than our current operations; and

•       prior to September 30, 2006, issue shares of our common stock at an effective price of less than $0.15 per share.

These restrictions may impair our ability to obtain additional financing and impact our liquidity.

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

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTC.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Because some stockholders together beneficially own or have the right to vote 62.2% and 12.4%, respectively, of our voting stock, the voting power of other stockholders may be limited.

As of March 31, 2006, taking into account the March 2006 Private Placement and warrants issued as a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, persons affiliated with the SSF beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 62.2% of the outstanding shares of common stock. In addition, our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 12.4% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested than our other stockholders in selling Primal to an acquirer or in pursuing alternative strategies.

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

Item 2. Properties

We do not own any real estate properties, but lease approximately 13,500 square feet of office space in Irvine, California. Our monthly rent obligation is approximately $37,000 plus utilities. Our lease expires in April 2007. In February 2004, we entered into a lease agreement for an additional 7,000 square feet of office space in Irvine, California with a monthly rent obligation of approximately $9,000 plus utilities through May 2006. We lease an executive suite in Amsterdam, The Netherlands under a month-to-month arrangement for $700 per month.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

On October 27, 2005, the Company held its 2005 Annual Meeting of Stockholders (“Annual Meeting”). At the Annual Meeting, the Company’s stockholders were asked to vote upon, either in person or by proxy, the election of the Company’s Board of Directors and ratification of the appointment of Haskell & White LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2005.

At the conclusion of the Annual Meeting, all matters submitted to stockholder vote were approved. The following is a summary of the results of the Annual Meeting:

Proposal	For	Against Or Withheld	Abstain
Election of Joseph R. Simrell to Board of Directors (1)	29,989,764	30,000	n/a
Election of David Haynes to Board of Directors (1)	29,983,264	36,500	n/a
Election of John Faltys to Board of Directors (1)	29,580,452	439,312	n/a
Election of Louis A. Delmonico to Board of Directors (1)	29,989,764	30,000	n/a
Election of John E. Rehfeld to Board of Directors (1)	29,989,764	30,000	n/a
Appointment of Haskell & White LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2005	30,008,264	7,000	4,500

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

	Bid
	High	Low
Year ended December 31, 2005:
First Quarter	$0.35	$0.16
Second Quarter	0.22	0.08
Third Quarter	0.30	0.15
Fourth Quarter	0.26	0.12
Year ended December 31, 2004:
First Quarter	$0.35	$0.21
Second Quarter	0.45	0.20
Third Quarter	0.30	0.12
Fourth Quarter	0.40	0.14

As of March 13, 2006, there were approximately 356 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 6. Management’s Discussion and Analysis

We begin Management’s Discussion and Analysis with a discussion of a recent event and our business overview. This overview is followed by a discussion of selected financial information line items and a detail analysis of our results of operation and financial condition. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results as well as recently issued accounting pronouncements. This section should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this report.

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

Recent Event

In the March 2006 Private Placement, we sold $1.5 million in aggregate principal amount of the Notes and warrants to purchase 7.5 million shares of our common stock to SSF. We intend to use the net proceeds from the offering for working capital, debt service, advisory fees and general corporate purposes. The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of our assets. Upon election of SSF, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes may be converted into shares of our common stock at a conversion price of $0.10 per share. The warrants to purchase our common stock expire March 31, 2008 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

After completion of the March 2006 Private Placement, SSF beneficially owns 62.2% of our outstanding common stock. So long as the Notes are outstanding, SSF has the right to designate one person for election to our Board of Directors and we are required to use our commercially reasonable best efforts to cause such designee to be elected to the Board. SSF has notified the Company that it has no present intention to exercise the right to designate one person for election to our Board. However, this intention may change in the future.

None of the Notes, the warrants to purchase shares of our common stock or the shares of common stock issuable upon conversion of the Notes and exercise of the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants, by the earlier of (i) the 14th day after the filing by the Company of this Annual Report on Form 10-KSB with the SEC or (ii) April 30, 2006, and thereafter to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable. In the event the registration statement is not filed on time or is not declared effective by July 14, 2006, the Company will be required to pay liquidated damages of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay liquidated damages.

The March 2006 Private Placement triggered certain anti-dilution provisions granted to purchasers of warrants in a private placement in June 2004. As a result of such anti-dilution provisions, certain purchasers now have the right to demand the Company issue 1.7 million additional warrants to purchase shares of our common stock in this June 2004 private placement and reprice the exercise price of the outstanding warrants from $0.28 to $0.22 per share.

Business Overview

We are focused on providing comprehensive solutions for streamlining and improving IP transaction management. Our software products include Connect CCB, Connect IXC and the newly introduced IP Correlytics product line. By combining transaction management and correlation analytics, IP Correlytics can help simplify IP transaction complexities and improve business results. Connect CCB is an OSS product that provides integrated end-to-end customer care, provisioning and billing capabilities.

The Company generates revenue from the sale of software licenses, related maintenance arrangements, and professional services, such as implementation, training, application management, and hosting our software on the customer’s hardware. The software revenue from licenses and maintenance is typically recurring revenue. Services revenue is comprised of recurring fees for application management and hosting our software on the customer’s hardware, as well other professional services such as customization, implementation and training which are generally nonrecurring and primarily occur during the first year of a new customer relationship.

The Company continues to shift towards a mix of multi-year, subscription-based recurring licensing agreements, traditional license and maintenance agreements, and one-time and recurring professional services, marking a significant change in our revenue model. We believe this revenue model will provide greater long-term financial benefit to the Company as we expect dramatic increases in subscriber volumes for new IP services, especially in VoIP phone services. Under the subscriber-based recurring revenue model, there will be a stream of recurring software revenue which will increase over time if the customer subscriber base grows year to year.

During 2005, we increased total revenue by $958,000 or 13% to $8.6 million for the fiscal year ended December 31, 2005. During 2004, total revenue increased by $1.1 million or 17% to $7.6 million for the fiscal year ended December 31, 2004. Recurring revenue was $7.0 million, or 81.4% of total revenue for fiscal year 2005 and was $6.1 million, or 80.6% of total revenue for fiscal year 2004.

Net cash flow used by operating activities increased $895,000 to $1,567,000 for the fiscal year ended December 31, 2005 from $672,000 for the fiscal year ended December 31, 2004. The net accounts receivable balance increased during fiscal year 2005 by $92,000 compared to the decrease of $141,000 for the same period in 2004, translating into a decrease in cash receipts of approximately $233,000. The decrease in deferred revenue during fiscal year 2005 was $83,000 higher than the decrease during the fiscal year 2004. Additionally, cash outflow increased with the overall increase in operating expenses. The change in accounts payable and other accrued expenses increased $44,000 during fiscal year 2005 compared to the increase in the same balance of $344,000 for fiscal year 2004.

Selected Financial Information Line Item Explanations

The following discussion and analysis provides information that we believe is relevant for an assessment and understanding of our consolidated financial condition and results of operations.

Reclassification

The Company has reported revenue and costs related to product support and upgrades separately. We have reclassified the revenue and costs related to product support and upgrades in prior year’s financial information to conform to the current year presentation. The Company believes reflecting the revenues and associated costs to product support and upgrades as separate line items provides a more accurate depiction of the Company’s operating results. Such reclassifications did not affect Net Loss, Earning per share or Cash Provided by Operations.

Software License Revenue

Software license revenue consists of software license fees charged to our customers for their use of our software. Software license fees include one-time and recurring license charges and license upgrade charges for our communications software products. Under our subscriber-based recurring revenue model, monthly software license fees are volume sensitive and generally are based on the number of units which include subscriber count and line count. Software license revenue also includes revenue associated with the sales of third-party software or hardware which are not material in amount or frequency.

Product Support and Upgrades Revenue

Our product support and upgrades revenue is from providing software support and maintenance. It begins after the ninety-day warranty period has expired and the customer has purchased software support and maintenance. Under our maintenance agreement, a customer gains rights to unspecified product upgrades, maintenance releases, and patches released during the term of the support period. Product support includes internet and telephone access to technical support as well as on-site visits. In general, product support revenue can fluctuate with the renewal or non-renewal of maintenance contracts on an annual basis.

Services Revenue

Services revenue is comprised of application management and hosting our software on the customer’s hardware, delivery of recurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts. In general, services revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

Cost of Revenues

The cost of software license revenue primarily consists of the cost of computer hardware and license fees paid to third parties under technology license arrangements we resell to customers. These costs vary depending on the customer’s needs.

The cost of product support and upgrades revenue includes the costs of providing services such as technical support, general software maintenance, and product updates.

The cost of services revenue includes the costs of providing professional services such as installation, training, applications management and hosting our software on the customer’s hardware, customization, and deployment.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing employee salaries, benefits and commissions, trade show related costs, seminars, and promotional materials.

General and Administrative

General and administrative expenses consist primarily of public company related expenses, professional fees, and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Statement of Operations Data (in thousands)

	Year Ended December 31,		Change
	2005	2004	$	%
REVENUES
Software license revenue	$3,318	$2,442	876	36%
Product support and upgrades revenue	1,385	1,281	104	8%
Services revenue	3,864	3,886	(22)	(1)%
Total revenues	8,567	7,609	958	13%
OPERATING EXPENSES
Sales and marketing	2,397	1,922	475	25%
Software licenses	86	96	(10)	(10)%
Product support and upgrades	408	379	29	8%
Services	3,249	3,241	8	*
Research and development	1,692	1,245	447	36%
General and administrative	2,050	1,798	252	14%
Total operating expenses	9,882	8,681	1,201	14%
LOSS FROM OPERATIONS	(1,315)	(1,072)	(243)	23%
INTEREST AND OTHER EXPENSE, NET	(85)	(126)	41	(33)%
LOSS BEFORE INCOME TAXES	(1,400)	(1,198)	(202)	17%
INCOME TAX PROVISION	2	2	—	—
NET LOSS	$(1,402)	$(1,200)	(202)	17%
Supplemental data:
Depreciation and Amortization	$168	$239	(71)	(30)%

*Constitutes less than 1%

Overview

Total revenues for the fiscal year ended December 31, 2005 were $8.6 million, an increase of $958,000 or 13%, from $7.6 million for the same period in 2004. The increase in overall revenue was primarily due to an overall increase in recurring license fees from existing customers and new license contracts sold during 2005 as well as an increase in product support and upgrades revenue. The Company also recognized non-recurring revenue of $275,000 for use of a perpetual software license during the fiscal year ended December 31, 2005. Of the total increase in revenue, recurring revenue increased $842,000 or 14% to $7.0 million for the fiscal year ended December 31, 2005 compared to $6.1 million for the fiscal year ended December 31, 2004.

Despite this increase in revenue, when compared to the same period in the prior year, we recorded a net loss due to increased expenses associated with added research and development costs for product enhancements, additional marketing, product management, business development and sales personnel as part of our continued focus on sales and marketing efforts, and termination costs associated with winding down a customer contract recognized as required under SFAS 146. Termination-related expenses associated with the contract wind-down totaled $118,000 for the fiscal year ended December 31, 2005.

Operating expenses and net loss for the fiscal year ended December 31, 2005 were $9.9 million and $1.4 million, respectively, increases of $1.2 million and $202,000 respectively, compared to operating expenses and net loss of $8.7 million and $1.2 million for the same period in 2004. The increase was primarily due to expenses as a result of increasing research and development, marketing, and sales efforts including hiring additional personnel as well as an increase in facilities costs and outside services expense. The overall increase in costs was due to product development and enhancements, and marketing activities primarily related to IP Correlytics and for increasing sales activity.

Total Revenue

Total revenues for the fiscal year ended December 31, 2005 were $8.6 million, an increase of $958,000 or 13% from $7.6 million for the same period in 2004. This increase is primarily due to an overall increase in recurring license fees from existing customers and new license contracts sold during 2005. The growth was also due to the one-time perpetual use software license agreement with our largest customer and an increase in product support and upgrades revenue. Of the total increase in revenue, recurring revenue increased $842,000 or 14% to $7.0 million for the fiscal year ended December 31, 2005 compared to $6.1 million for the fiscal year ended December 31, 2004.

Software License Revenue

Software license revenue increased by $876,000 to $3.3 million, or 39% of total revenues, for the fiscal year ended December 31, 2005, from $2.4 million or 32% of total revenues for the same period last year. Recurring subscription-based license revenue increased $616,000, or 28% for the fiscal year ended December 31, 2005 to $2.8 million from $2.2 million for the fiscal year ended December 31, 2004. The balance of the increase in 2005 was due to one-time license fees, including $275,000 for a perpetual license of our Connect CCB product restricted to archival data retrieval.

Our increased use of subscription-based licensing and managed-services pricing models are expected to have a greater impact on our license revenues in future quarters. Under these models, software license revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow and thus, licensing revenue from these customers is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support revenue increased by $104,000 to $1.4 million, or 16% of total revenues, for the fiscal year ended December 31, 2005, compared to $1.3 million or 17% of total revenues for the same period last year. The Company had an increase in revenue from higher maintenance fees, which are generally recurring.

Services Revenue

Services revenue decreased to $3.86 million, or 45% of total revenues, for the fiscal year ended December 31, 2005, compared to $3.89 million or 51% of total revenues for the same period last year. Total recurring services revenue increased $123,000 or 5% as a result of increased application management and hosting our software on the customer’s hardware. This increase was then offset by an overall decrease in nonrecurring revenue of $145,000 or 12% from custom programming and implementation services, and training.

Concentration Risk

For the fiscal year ended December 31, 2005, we had two customers that individually accounted for more than 10% of our total revenues in the amount of $4.5 million and $1.6 million, respectively. In the same period last year, we had two customers that individually accounted for more than 10% of our total revenues in the amount of $4.3 million and $1.0 million, respectively.

In December 2005, the license and services agreement with our largest customer expired. After its merger with and into another wireless telecommunication company, the customer elected to not renew its agreement based on the decision to migrate to its merger partner’s existing billing system. The Company has focused on converting new sales opportunities into long-term recurring revenue arrangements to offset the loss of this customer.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the fiscal year ended December 31, 2005 was $2.4 million, or 28% of total revenues, an increase of $475,000 from $1.9 million, or 25% of total revenues for the same period in 2004. The increase in sales and marketing expense was largely due to the increase in personnel costs of approximately $216,000 and marketing activities to improve market awareness of approximately $248,000 which included increased trade show participation.

Cost of Revenues

The cost of software license revenue decreased to $86,000 for the fiscal year ended December 31, 2005, as compared to $96,000 last year. The decrease is primarily due to hardware purchased for a “one-time” customer in 2004.

The cost of product support revenue increased to $408,000 for the fiscal year ended December 31, 2005, as compared to $379,000 in the same period last year. The increase is primarily due to an increase in personnel costs.

Research and Development

Research and development expenses increased $447,000 to $1.7 million, or 20% of total revenues, for the fiscal year ended December 31, 2005, as compared to $1.2 million, or 16% of total revenues, for the fiscal year ended December 31, 2004. The increase primarily resulted from labor costs associated with our increased activity for new products development and enhancements to existing products of about $505,000 with an offsetting decrease of $58,000 in facilities costs, depreciation, and equipment and software-related expenses.

General and Administrative

General and administrative expense for the fiscal year ended December 31, 2005 was $2.1 million, or 24% of total revenues, an increase of $252,000 from $1.8 million, or 24% of total revenues for the same period in 2004. This increase was primarily due to increases in professional services of $71,000, personnel and contract labor costs of $155,000, and facilities costs of $43,000.

Interest and Other Expense, Net

Interest and other expense, net decreased 33% to $85,000 due to a decrease in overall interest expense of $24,000 and an increase in interest and miscellaneous income of $19,000 for the fiscal year ended December 31, 2005 compared to the same period in 2004. In June 2004, the Company made an accelerated principal payment of $250,000 against our outstanding note with Corsair Communications, Inc. This reduction in principal balance significantly impacted the monthly interest expense, reducing the annual interest expense on this outstanding note to approximately $28,000.

Income Tax Provision

The income tax provision for the fiscal years ended December 31, 2005 and 2004 consisted of the minimum state taxes due to the operating losses for the years.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended December 31, 2005 was $168,000, a decrease of $71,000 from $239,000 for 2004. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the end of 2004 and the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	December 31,	December 31,	Change
	2005	2004	$	%
Cash and cash equivalents	$ 711	$ 2,603	$(1,892)	(73)
Restricted cash	101	—	101	100
Accounts receivable	591	499	92	18
Cash, cash equivalents and accounts receivable	1,403	3,102	(1,699)	(55)
Current Assets	1,502	3,225	(1,723)	(53)
Accounts payable and accrued expenses	1,288	1,255	33	3
Current portion notes payable	288	634	(346)	(55)
Deferred revenue	371	728	(357)	(49)
Current Liabilities	1,947	2,617	(670)	(26)
Working Capital Surplus (Deficit)	(445)	608	(1,053)	(173)
LT Liabilities	1,180	855	325	38

Overview

Working capital decreased to a deficit of $445,000 as of December 31, 2005, a decrease of $1.1 million from a working capital surplus of $608,000 as of December 31, 2004. This decrease was primarily due to an increase in cash used in operations to fund our net loss and principal payments on loan and capital lease obligations during 2005. The decrease in working capital was also attributable to the overall decrease in our deferred revenue balance as compared to December 31, 2004, offset by a slight increase in accounts payable and accrued expenses in 2005.

We believe that existing cash balances after closing our March 2006 Private Placement in the first quarter of 2006, combined with cash generated from future operations, will be sufficient to support our working capital requirements through at least the next twelve months. Additionally, we may seek to reduce costs. We cannot, however, be certain that cost reductions will be effective or available.

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, financing activity. In 2006, we expect our sources of liquidity primarily will include cash from operations and investment proceeds from our 2004 Private Placement and the March 2006 Private Placement.

Pursuant to the March 2006 Private Placement, we entered into certain agreements that contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

•       make restricted payments (including paying dividends on, limitations on redeeming or repurchasing our capital stock);

•       engage in sales of our assets outside of the ordinary course of our business;

•       make certain investments or acquisitions;

•       create liens on our assets to secure debt;

•       engage in transactions with affiliates;

•       engage in a business other than our current operations; and

•       prior to September 30, 2006, issue shares of our common stock at an effective price of less than $0.15 per share.

Thus our ability to obtain third party financing on acceptable terms will be limited. If we require additional financing, we cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable decreased to $1.4 million at December 31, 2005 from $3.1 million at December 31, 2004, primarily due to usage of cash for operating needs as discussed above. In 2005, the Company had restricted cash of $101,000 pursuant to a new operating line of credit agreement with First Regional Bank. Our accounts receivable balance increased by $92,000 or 18% as compared to December 31, 2004, largely due to the increase in revenue as well as the timing of invoices to and collections from customers at the end or beginning of the periods.

Liabilities

Accounts payable and accrued expenses increased by $33,000 at December 31, 2005 due to higher accrued bonus payable and other timing related costs.

In March 2004, we restructured the Corsair Communications, Inc. note payable, amending the monthly payments from $25,000 to approximately $50,000, beginning in January 2005. During 2005, we further amended the terms of the note with Corsair Communications Inc., which extended the maturity date to January 2010 from the previous maturity date of December 2006. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate, and we will be required to make monthly interest-only payments of $7,000 from June 2005 through January 2006, monthly interest and principal payments of $15,000 from February 2006 through June 2006, and monthly interest and principal payments of $25,000 from July 2006 through January 2010. The amended payment schedule decreased the current portion of notes payable at December 31, 2005 compared to December 31, 2004.

On March 31, 2006, the payment terms for the Corsair Communications, Inc. note payable was further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 are due monthly until paid in full. This obligation was subordinated to the Notes issued in the 2006 Private Placement.

Additionally, we incurred a liability for one-time termination benefits to be paid to our employees impacted by the loss of our largest customer. In accordance with SFAS 146, we measured and recorded a liability of approximately $118,000. This one-time liability in fiscal year 2005 offset the decrease in the current notes payable balance.

Cash Flows

Net cash used by operating activities of $1.6 million for the fiscal year ended December 31, 2005 resulted primarily from a net loss coupled with increases in accounts receivable and decreases in current liabilities. Net cash used by operating activities of $672,000 for the fiscal year ended December 31, 2004 resulted primarily from a net loss along with an increase in deferred revenue, offset by decreases in current assets increases in accounts payable, and accrued liabilities, and non-current interest payable. The increase in net cash used by operations of $895,000 for the fiscal year ended December 31, 2005, compared to the same period in 2004 was primarily due to the increase in net loss of $202,000, increase in accounts receivable and decrease in accounts payable which are the result of an overall increase in operating costs during 2005.

Net cash used in investing activities decreased to $61,000 for the fiscal year ended December 31, 2005, as compared to $236,000 for the same period in 2004, due to the decrease in purchases of computer equipment.

Net cash used in financing activities increased to $264,000 for the fiscal year ended December 31, 2005, a change of $2.5 million from $2.3 million cash provided by financing activities for the fiscal year ended December 31, 2004. This change is largely due to a private placement of certain securities in 2004, which provided gross proceeds of $3.3 million and net proceeds of $2.7 million. In addition, repayments on notes payable totaled $463,000 in 2004 as compared to $182,000 in 2005.

The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt	$1,697,000	$368,000	$994,000	$335,000	$—
Operating Lease Obligations	761,000	518,000	218,000	25,000	—
	$2,458,000	$886,000	$1,212,000	$360,000	$—

There were no commercial commitments outstanding as of December 31, 2005.

June 2004 Private Placement

On June 15, 2004, the Company completed a private placement of our common stock and warrants (the “June 2004 Private Placement”). Pursuant to the June 2004 Private Placement, we issued an aggregate of 14,284,782 shares of common stock and warrants to purchase a total of 7,142,393 shares. The effective price was $0.23 for each unit.

We received gross proceeds of $3.3 million in cash from the June 2004 Private Placement. The warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds, bringing the total gross proceeds of this offering to approximately $5.3 million upon full exercise of the warrants. The warrants expire in June 2009 and there can be no assurance that any or all of the warrants will be exercised. As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement now have the right to demand the Company issue 1.7 million additional warrants to purchase shares of our common stock in this June 2004 private placement and reprice the exercise price of the outstanding warrants from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement will also expire in June 2009.

Additionally, as part of the June 2004 Private Placement, the Company and SSF and certain other purchasers entered into a registration rights agreement, whereby, among other things, we agreed to file a “resale” registration statement, covering the shares of common stock and the shares of common stock issuable upon the conversion of the warrants in connection with the June 2004 Private Placement. These shares of common stock are part of the subject matter of a registration statement on Form SB-2 filed pursuant to the Securities Act, with the SEC on July 30, 2004, as amended. Pursuant to this registration rights agreement, the Company has an obligation to maintain and update any such registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay liquidated damages.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition—We derive revenues from the sale of software licenses, product support and unspecified upgrades rights, and professional services, which includes installation services, application management, hosting our software on the customer’s hardware, training, and customization. The Company licenses its software in multiple element arrangements in which the customer typically purchases its software products and a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a one-year period. Most professional services arrangements are sold separately and are based on time spent and materials used.

The Company recognizes revenue using the residual method pursuant to the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). We allocate revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We defer revenue for the fair value of all undelivered elements and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the historical renewal price of the maintenance charged to the customer. We determine the fair value of professional services, if included in a multiple element arrangement, based on the hourly rates that we charge for these services when sold independently from a software license. If VSOE of fair value cannot be established for the undelivered elements of a multiple element arrangement, the entire amount of revenue is deferred and recognized ratably over the period that these elements are delivered.

The Company also evaluates whether the elements qualify for separate accounting under SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If a multiple element arrangement does not qualify for separate accounting, the total fee is generally recognized collectively based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Most of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist, we provide for a sales return allowance in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists (“SFAS 48”). If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30. Payments that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Software License Revenue

Under SOP 97-2, revenue is recognizable when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. For software license arrangements that do no require significant modification or customization of the underlying software, the Company will recognize the software license revenue in this manner. Certain software license arrangements are based on monthly subscriber volume, and we bill the customer on a monthly basis as volume varies. Under this type of arrangement, the Company recognizes the software license revenue as it become due monthly.

Product Support and Upgrades Revenue

Most of our software license arrangements include a maintenance component, beyond the basic warranty period. The maintenance fees allow the customer to receive any software license updates and product support and are recognized ratably over the term of the maintenance period. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the maintenance period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Substantially all of our customers opt to purchase a maintenance contract when they acquire software licenses and typically renew the software license maintenance contract annually.

Professional Services Revenue

In addition to our software products and the related product support component, we offer professional services, such as implementation services, training, hosting our software on the customer’s hardware, or application management. These professional services are typically sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

We recognize revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. We estimate the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

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

Accounting for the Impairment or Disposal of Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 144”). In accordance with SFAS 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. We evaluate the carrying value of long-lived assets for impairment of value based on undiscounted future cash flows, which are subject to change. We cannot guarantee that there will not be impairment in the future. Any future impairment charge would negatively affect our results of operations.

Change in Accounting for Goodwill and Other Intangible Assets—On January 1, 2002 we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We completed our annual assessment and determined that no goodwill impairment was present as of September 30, 2004 and 2005. We believe no events or circumstances have changed subsequent to September 30, 2005 that would require us to re-evaluate the fair value of our goodwill. We will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Recently Issued Accounting Pronouncements

The Company currently accounts for the issuance of stock options under APB 25. Under APB 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”) which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related accounting interpretations. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company is January 1, 2006. The application of SFAS 123R will have a significant impact to our operating results and earnings per share. See Note 1 of the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2005, for the pro forma impact if compensation costs for the Company’s stock option plan had been determined based on the fair value method set forth in SFAS 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 153 and does not believe there was a significant impact to the Company’s overall results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”) to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

Item 7. Financial Statements

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 53 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 13, 2006:

Name	Age	Position
Joseph R. Simrell	48	Chairman of the Board, Chief Executive Officer and President
Robert Richardson	40	Chief Operating Officer
William C. Bousema	55	Senior Vice President, Chief Financial Officer and Secretary
Sam Gilson	41	Senior Vice President of Sales
David Haynes	41	Director
John Faltys	42	Director
Louis A. Delmonico, Ph.D.	65	Director
John E. Rehfeld	65	Director

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

Robert Richardson, Chief Operating Officer.   Mr. Richardson joined Primal in August 2003 as the Senior Vice President of Services responsible for Customer Support and Consulting Services and launching Primal’s new application management and hosting services. In March 2006, Mr. Richardson was promoted to Chief Operating Officer. From July 2004 to March 2006, Mr. Richardson was the Executive Vice President of Operations. From December 2001 to August 2003, Mr. Richardson was a consulting project manager for Sony Pictures Entertainment and responsible for the delivery of the billing and cash application portions of a custom accounting system. In January 1998, Mr. Richardson founded StrataSource, Inc. and until October 2001 served as its Executive Vice President, responsible for defining its strategic direction. Mr. Richardson earned his Bachelor of Science degree in computer science from University of Southern California.

William C. Bousema, Senior Vice President, Chief Financial Officer and Secretary.   Mr. Bousema joined Primal in March 2005. From October 2004 to March 2005, Mr. Bousema served as an outside consultant to the Company. From September 2001 to October 2004, Mr. Bousema founded a consulting practice that lead Sarbanes-Oxley Section 404 implementation projects for Dow Jones 30 and Fortune 500 companies and provided general business management expertise. From February 2001 to September 2001, Mr. Bousema was Chief Financial Officer for Starwire Corporation, a venture capital backed hosted content management software firm. From February 2000 to February 2001, Mr. Bousema was Chief Operating Officer and Chief Financial Officer for InformIns.com. Prior to 2000, Mr. Bousema held various management positions at publicly-traded and privately owned entities including The Irvine Company, Cook Industries, Arthur Andersen and KPMG. Mr. Bousema is a Certified Public Accountant and holds an active license.

Sam Gilson, Senior Vice President of Sales.   Mr. Gilson has 20 years of experience in the telecommunications industry that includes sales and technical operations management with both vendors and operators. Prior to joining Primal in February 2005, Mr. Gilson served as Vice President of Technology at Dalton Utilities where he was responsible for all telecommunications operations supporting the “Triple Play” of voice, TV, and high-speed data service deployed over their fiber-optic network. Mr. Gilson has also consulted on several rural broadband overbuild projects throughout the United States, as well as holding various sales management positions at Nortel Networks and World Wide Packets. He earned his Bachelor of Arts degree in Management Information Systems from James Madison University.

David Haynes.   Mr. Haynes has served as a Director since August 2000 and has served as a member of the Audit Committee and Compensation Committee since July 2002. Mr. Haynes joined Primal in August 1997 as Vice President of Sales and served as Vice President of Sales and Marketing from May 2000 until May 2002 when he resigned the position. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager at Deloitte & Touche Consulting Group, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company. Mr. Haynes currently serves as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer. Mr. Haynes has a Masters in Business Administration degree from Pepperdine University and a bachelor’s degree in civil engineering from the University of Saskatchewan.

John Faltys.   Mr. Faltys has served as a Director since our inception in November 1996 and a member of the Compensation Committee since July 2002. Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer until April 2001 when he resigned the position. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, Inc., an online game service provider.

Louis A. Delmonico, Ph.D.   Dr. Delmonico has served as a Director of Primal since April 2001 and is Chairman of the Audit Committee and a member of the Compensation Committee since July 2002. From 1999 to 2000, Dr. Delmonico served as Chairman and CEO of Motiva, a software company. Since September 1994, he has also served as the President of L. A. Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, a publicly traded NASDAQ-listed engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of PDA Engineering Inc., a publicly traded NASDAQ-listed engineering software and services company. In addition, he is currently an advisor to and a director of several private companies. Dr. Delmonico earned his bachelor degree in economics from St. John’s University in New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

John Rehfeld   Mr. Rehfeld is currently serving as a board member of Primal, ADC/Telecom, and Interchange. Mr. Rehfeld is also lead director and chairman of the compensation committee for Interchange and Primal. Mr. Rehfeld has served as a Director as well as Chairman and member of both the Audit Committee and Compensation Committee since July 2002.  In addition Mr. Rehfeld is a CEO coach for seven different CEO’s and teaches marketing and strategy in the Pepperdine executive MBA program. Mr. Rehfeld was previously VP & General Manager of Toshiba’s laptop computer business where he launched the first commercially successful laptop computer in 1986 and was subsequently named one of the top 25 computer executives by CRN magazine. Then he became president of Seiko Instruments USA and subsequently CEO’s of three other technology companies in Northern and Southern California, including Proxima, a NASDAQ traded company. He holds a Bachelors degree in Chemical Engineering from the University of Minnesota and an MBA from Harvard University.

Unless otherwise specified herein, each Director is subject to election at our annual meeting of stockholders.

On July 24, 2002, the Board of Directors formed a separately-designated standing audit committee of the Company (the “Audit Committee”). Louis A. Delmonico serves as Chairman, and John Rehfeld and David Haynes are members. The Audit Committee also includes at least one independent member who is determined by the Board of Directors to meet the qualifications to be an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.”  Mr. Rehfeld is the independent director who has been determined to be an audit committee financial expert. In addition, Mr. Rehfeld has agreed to serve as the Audit Committee’s financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Rehfeld’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Rehfeld any duties, obligations, or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board. Also, Mr. Rehfeld’s designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations, or liability of any other member of the Audit Committee or the Board. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association. Notwithstanding, we believe our Audit Committee members satisfy the independence requirements of the NASDAQ.

We do not have a class of equity securities registered under Section 12 of the Exchange Act.

The Company has adopted a Code of Conduct, which contains general guidelines for conducting the Company’s business and is designed to help employees and officers resolve ethical issues in an increasingly complex business environment. The Code of Conduct applies to all employees, including the Principal Executive Officer and the Principal Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission. The Code of Conduct covers topics, including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations.

Item 10. Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal year ended December 31, 2005.

Summary Executive Compensation Table

		Annual Compensation		Long Term Compensation Awards		All Other
Name and Principal Position	Year	Salary	Bonus	Stock	Options	Compensation
		($)	($)		(#)	(1)
Joseph R. Simrell	2005	200,000	88,662	—	1,584,463	14,693
Chief Executive Officer and President	2004	200,000	77,088	—	250,000	12,040
	2003	195,833	105,523	—	—	1,478
Robert Richardson	2005	150,000	218,254	—	447,138	17,548
Chief Operating Officer	2004	150,000	201,205	—	—	18,072
	2003	56,250	39,662	—	360,000	3,548
William C. Bousema(2)	2005	160,417	76,232	—	1,081,062	5,878
Senior Vice President and Chief	2004	NA	NA	NA	NA	NA
Financial Officer	2003	NA	NA	NA	NA	NA
Sam Gilson(3)	2005	125,000	88,273	—	300,000	15,554
Senior Vice President of Sales	2004	NA	NA	NA	NA	NA
	2003	NA	NA	NA	NA	NA

(1)          Includes premiums paid by Primal on certain health insurance or term-life insurance policies, relocation costs, or contribution paid by us on behalf of the individual to our Section 401(k) Plan, which matches a portion of each such individual’s contributions to the same plan.

(2)          Mr. Bousema was not an employee of the Company at December 31, 2004. Mr. Bousema became Senior Vice President, Chief Financial Officer and Secretary on March 25, 2005.

(3)          Mr. Gilson was not an employee of the Company at December 31, 2004. Mr. Gilson became Senior Vice President of Sales on February 28, 2005.

Stock Options

The following table lists our stock option grants during 2005 to the officers named in the Summary of Executive Compensation Table.

Option/SAR Grants in the Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Joseph R. Simrell	1,584,463	36%	$0.16	5/6/2015
Robert Richardson	447,138	10%	0.16	5/6/2015
William C. Bousema	1,081,062	25%	0.14	4/18/2015
Sam Gilson	300,000	7%	0.14	4/18/2015

Option Exercises and Values at December 31, 2005

The following table sets forth certain information regarding the exercise and values of options held by the officers named in the Summary Executive Compensation Table as of December 31, 2005. The table contains values for “in the money” options, meaning a positive spread between the year-end price of

$0.12 per share and the exercise price. These values have not been, and may never be, realized. The options might never be exercised, and the value, if any, will depend on the share price on the exercise date.

Aggregated Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options at FYE (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FYE ($) Exercisable/Unexercisable
Joseph R. Simrell	—	—	509,954/1,424,509	$5,000/$—
Robert Richardson	—	—	344,537/462,601	$10,800/$3,600
William C. Bousema	—	—	360,317/720,745	$—/$—
Sam Gilson	—	—	—/300,000	$—/$—

Employment Agreements

Effective January 28, 2003, Mr. Simrell entered into an employment agreement with us, which was amended as of May 17, 2004, and then again as of December 16, 2005. Under the terms of the employment agreement, as amended, Mr. Simrell serves as our Chairman of the Board, Chief Executive Officer and President. The initial term of the employment agreement expires December 31, 2007. The Board of Directors is required to begin good faith negotiations with Mr. Simrell no later than October 31, 2007 for a new employment agreement, which shall contain a clause for at least 12-months of severance and benefits continuation. Mr. Simrell’s base annual salary is $200,000. In addition, Mr. Simrell is entitled to receive bonuses in an amount not less than 50% of his salary, subject to the Company achieving performance goals set by the Board of Directors; provided that any accrued and unpaid incentive compensation payable to Mr. Simrell shall be paid no later than two and one-half months following the close of the calendar year in which such incentive compensation was earned. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by the Company from time to time.

In the event the Company terminates Mr. Simrell’s employment without cause or Mr. Simrell resigns for good reason, Mr. Simrell shall be entitled to 12 months of severance, 100% of his incentive compensation for that year calculated assuming 100% of the targets under such bonus plans are achieved, and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed 12 months, provided he signs a release in our favor. Additionally, any accrued and unpaid payments owed to Mr. Simrell pursuant to the terms of the employment agreement, as amended, shall be made no later than two and one-half months following the close of the calendar year in which Mr. Simrell is terminated, provided further, any such payments shall be accelerated, if necessary, to prevent such two and one-half month period to be exceeded. Notwithstanding the foregoing, in the event that Mr. Simrell terminates his employment for good reason, in no event will severance payments payable to Mr. Simrell commence prior to six months following such separation.

The employment agreement, as amended with Mr. Simrell contains certain covenants by him not to solicit the customers and employees of Primal during his employment and for one year thereafter. A state court may determine not to enforce, or only to enforce partially, these covenants.

Finally, the employment agreement, as amended, provides that if, at the time of Mr. Simrell’s termination of employment, Mr. Simrell is a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by Mr. Simrell would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of Mr. Simrell’s separation from service for reasons other than death or disability, (b) the date of death or disability of Mr. Simrell, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate Mr. Simrell’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code.

Effective March 25, 2005, William C. Bousema entered into a letter agreement for at-will employment as Primal’s Senior Vice President, Chief Financial Officer and Secretary, which was amended as of December 16, 2005. Under the terms of the amended letter agreement, Mr. Bousema’s base annual salary is $175,000, and the initial term of the employment agreement shall expire on December 31, 2007. In addition, Mr. Bousema is entitled to receive incentive compensation bonuses in an amount not less than 35% of his salary subject to achieving certain individual and corporate performance goals; provided that any accrued and unpaid incentive compensation payable to Mr. Bousema shall be paid no later than two and one-half months following the close of the calendar year in which such incentive compensation was earned. Mr. Bousema is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by the Company from time to time. Notwithstanding the foregoing, in the event that Mr. Bousema terminates his employment for good reason, in no event will severance payments payable to Mr. Bousema commence prior to six months following such separation.

If the Company terminates Mr. Bousema’s employment without cause or Mr. Bousema resigns for good reason, Mr. Bousema shall be entitled to nine-month’s severance, 75% of his incentive compensation for that year calculated assuming 100% of the targets under such incentive compensation plans are achieved (provided that any such severance payments must be made within two and one-half months following the close of the calendar year in which such termination occurred), and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed nine months, conditioned upon Mr. Bousema’s execution of a release in favor of Primal. Additionally, for the sixty-day period ending December 31, 2007, the Company must commence good faith negotiations regarding the new terms of Mr. Bousema’s termination and the severance section of his letter agreement. If, following such good faith negotiations, we are unable to reach agreement regarding the new provisions, the termination and severance section of his amended letter agreement will expire on their terms. If we fail to negotiate in good faith, Mr. Bousema’s amended letter agreement will expire on December 31, 2007, his employment with Primal will be terminated, and he will be paid the severance benefits provided for in the amended letter agreement, and all outstanding unvested stock options granted to Mr. Bousema will accelerate and vest. Finally, in the event, (i) Mr. Bousema is terminated without cause, or (ii) Mr. Bousema terminates his employment for good reason, all outstanding unvested stock options granted to him shall accelerate and vest.

Additionally, Mr. Bousema’s amended letter agreement contains certain covenants by him not to solicit the customers and employees of Primal during the course of his employment and for so long thereafter as he is entitled to severance benefits under his amended letter agreement. A state court may determine not to enforce, or only to enforce partially, these covenants.

The amended letter agreement further provides that if, at the time of Mr. Bousema’s termination of employment, Mr. Bousema is a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by Mr. Bousema would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of Mr. Bousema’s separation from service for reasons other than death or disability, (b) the date of death or disability of Mr. Bousema, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate Mr. Bousema’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code.

The Company has also entered into a Change of Control Agreement with Mr. Simrell, amended as of May 16, 2004 and then again as of December 16, 2005  (the “Simrell Change Agreement”) and a Change of Control Agreement with Mr. Bousema, as amended effective as of December 16, 2005 (the “Bousema Change Agreement”). The Simrell Change Agreement and Bousema Change Agreement provide that if, within 12-months of a “change of control transaction,” (i) the Company terminates Mr. Simrell or Mr. Bousema’s (together the “Executive”) employment (except upon his death or disability, his reaching the mandatory retirement age, if any, or upon other “cause to terminate” his employment) or (ii) the Executive voluntarily terminates his employment for “good reason”, the Company will tender in a single lump sum cash payment (a) any accrued and unpaid salary and vacation through the termination date, (b) an amount equal to 150% (in the case of the Simrell Change Agreement) or 100% (in the case of the Bousema Change Agreement), of the Executive’s then-current annual salary and (c) an amount equal to 150% (in the case of the Simrell Change Agreement) or 100% (in the case of the Bousema Change Agreement), of the Executive’s incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans are achieved, payable within ten days of termination provided that any such payment must be made within two and one-half months following the close of the calendar year in which such termination occurred; provided, that, in the event the Executive terminates his employment with the Company for good reason, in no event will the lump sum payment payable to the Executive commence prior to the six months following such separation; provided further, within ten days after the effective date of the Executive’s resignation for good reason and the effective date of any release executed by the Executive, the Company shall make an irrevocable contribution to a rabbi trust in the form of the model rabbi trust described in Internal Revenue Service Revenue Procedure 92-64. Moreover, any portion of said lump sum payment not subject to Internal Revenue Service Rule 409A shall be paid within ten days after the effective termination date of such Executive. Further, the Company is obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) the Company terminates the Executive’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) the Executive voluntarily terminates his employment for good reason. Lastly, in anticipation of a change of control transaction, the Board of Directors can adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Simrell Change Agreement or the Bousema Change Agreement obligations.

The Simrell Change Agreement and the Bousema Change Agreement additionally provide that, in the event the severance payment is subject to excise tax, the Company will gross-up the severance payment to the Executive so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, the Company will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to the Executive. The Simrell Change Agreement and the Bousema Change Agreement further provide for up to 18 (in the case of Mr. Simrell) or 12 months (in the case of Mr. Bousema) following the termination of the Executive’s employment, the Company will continue to provide such Executive and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump sum payment equal to the cost of obtaining substantially similar coverage.

Additionally, the Simrell Change Agreement and the Bousema Change Agreement provide that if, at the time of respective Executive’s termination of employment, such Executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by such Executive would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of such Executive’s separation from service for reasons other than death or disability, (b) the date of death or disability of such Executive, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate such Executive’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code.

Lastly, the Simrell Change Agreement and the Bousema Change Agreement provide that upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to the Executive shall accelerate and vest.

For purposes of the Simrell Change Agreement and the Bousema Change Agreement, a “change of control transaction” will have occurred if:

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

Pursuant to the applicable change agreement, our “cause to terminate” Mr. Simrell or Mr. Bousema means an intentional act by the individual that materially injures us, an intentional refusal or failure to follow lawful and reasonable directions of the Board of Directors or an individual to whom the individual reports (as appropriate), the willful or habitual neglect of duties, or conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony involving an act of moral turpitude.

As defined in the applicable change agreement, Mr. Simrell’s and Mr. Bousema’s “Good Reason” to resign means:

•       our failure to cure a material breach of its obligations under any employment-related agreement;

•       our unilateral, material reduction in the individual’s title, status, overall position, responsibilities or duties, reporting relationship, and general working environment;

•       our requirement that the individual relocate his residence outside of Orange County, or the relocation of the individual’s office more than 50 miles from its location as of the date the applicable change agreement was executed;

•       our failure to obtain an assumption by our successor or assignee of substantially all of our business of any material written agreement between the individual and us; or

•       any material change in the benefits or incentive compensation offered to the individual from those in which the individual is participating as of the date the applicable change agreement was executed.

Effective August 14, 2003, the Company entered into an at-will employment letter agreement with Robert Richardson, in which Mr. Richardson initially agreed to serve as the Company’s Senior Vice President—Professional Services. In July 2004, Mr. Richardson was promoted to Executive Vice President of Operations, and in March 2006, Mr. Richardson was promoted to Chief Operating Officer. Under the terms of the letter agreement, Mr. Richardson’s base annual salary is $150,000. In addition, Mr. Richardson is entitled to receive incentive compensation bonuses in an amount not less than 100% of his salary subject to achieving certain individual and corporate performance goals. Mr. Richardson is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by the Company from time to time.

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

Executive Incentive Compensation

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

Compensation of Directors

As policy, each newly elected and re-elected non-employee member of the Board of Directors receives a grant of a warrant to purchase 50,000 shares of common stock at an exercise price determined by our Board at the time of issuance. Each of our non-employee directors also receives an annual stipend of $14,000 and $1,750 for each Board meeting attended.

There are currently two standing Board committees, an audit committee and a compensation committee. Each non-employee member serving on a Board committee also receives compensation of $750 for each individual committee meeting attended. In addition, each non-employee director is entitled to reimbursement of travel expenses.

In addition, our Lead Director receives a stipend of $250 per hour with a per day cap of $1,500. The Lead Director periodically performs strategic projects as requested by the Board.

In April 2003, the Company issued 250,000 warrants to each of the four non-employee Board members under Section 4(2) of the Securities Act. The warrants were issued at an exercise price equal to the fair market value of our common stock, have vested and expire within ten years of grant. As the warrants were issued at fair market value, we did not record any expense for the warrants issued in accordance with APB 25. These warrants fully vested on June 15, 2004, as a result of the June 2004 Private Placement.

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

As of March 31, 2006, the Company had 36,543,824 shares of common stock outstanding.

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

For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of March 31, 2006 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management	Number of Shares	Percent of Class
John Faltys(1)	2,290,541	3.1%
Joseph R. Simrell(2)	2,329,356	3.1%
David Haynes(3)	1,823,755	2.5%
John E. Rehfeld(4)	1,488,670	2.0%
Louis A. Delmonico(5)	611,522	*
William C. Bousema(6)	540,531	*
Robert Richardson(7)	479,043	*
Sam Gilson(8)	99,990	*
Austin W. Marxe and David M. Greenhouse(9)	45,621,163	61.6%
All executive officers and directors as a group (8 persons)(10)	9,663,408	13.0%

*                    Constitutes less than 1%

(1)          Includes 1,954,454 shares of common stock beneficially owned by Mr. Faltys and 336,087 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman, Suite 500, Irvine, California 92612.

(2)          Includes 1,459,407 shares of common stock beneficially owned by Mr. Simrell and 869,949 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(3)          Includes 1,459,407 shares of common stock beneficially owned by Mr. Haynes and 364,348 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(4)          Includes 1,259,974 shares of common stock beneficially owned by Mr.Rehfeld and 228,696 shares of common stock underlying warrants and options exercisable as of the date set forth above or within

60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(5)          Includes 154,348 shares of common stock beneficially owned by Dr. Delmonico and 457,174 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(6)          Includes 540,531 shares of common stock underlying options exercisable by Mr. Bousema as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(7)          Includes 479,043 shares of common stock underlying options exercisable by Mr. Richardson as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(8)          Includes 99,990 shares of common stock underlying options exercisable by Mr. Gilson as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(9)          Consists of (i) 6,802,439 shares of common stock held by Special Situations Private Equity Fund, L.P. and 7,479,411 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter, (ii) 1,084,978 shares of common stock held by Special Situations Technology Fund, L.P. and 1,196,905 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter, and (iii) 5,713,561 shares of common stock held by Special Situations Technology Fund II, L.P. and 6,287,504 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter; and (iv) 1,371,365 shares of common stock held by Special Situations Fund III, L.P. and 685,000 shares of common stock underlying warrants exercisable as of the date set forth above or within 60 days thereafter. SST Advisers, L.L.C. (“SSTA”) is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of SSTA and MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its respective funds. The business address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(10) Includes all shares and options described in Notes 1, 2, 3, 4, 5, 6, 7, and 8 above.

Special Situations Funds

It is our belief that the SSF may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, for purposes of disclosure in this Annual Report. After the issuance of the Notes and warrants in the March 2006 Private Placement, persons affiliated with SSF may beneficially own 62.2% of our voting stock and possesses the right to designate one person for election to the Board of Directors. As a result, if some of the persons or entities affiliated with SSF act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. SSF has notified the Company that it has no present intention to exercise the right to designate one person for election to our Board. However, this intention may change in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2001 Flexible Incentive Plan	3,400,735	$ 0.10	73,558
2004 Flexible Incentive Plan	4,165,370	0.16	1,285,703
Equity compensation plans not approved by security holders
Warrants issued to Board of Advisors Member(1)	25,000	0.22	—
Warrants issued to Board Members(2)	750,000	0.05	—
Total	8,341,105	$ 0.12	1,359,261

(1)          Issued in August 2004 to a member of our Board of Advisors at an exercise price of $0.22 and with a term of 10 years.

(2)          Issued in April 2003 to our non-employee Board members at an exercise price of $0.05, vesting over two years and with a term of 10 years. These warrants fully vested on June 15, 2004 as a result of the June 2004 Private Placement.

Item 12. Certain Relationships And Related Transactions

Issuance of Common Stock

As discussed elsewhere in this report, in the June 2004 Private Placement, we sold securities to SSF, each member of our Board of Directors, our Chief Executive Officer, and our then Chief Financial Officer. See the discussion under the heading “Management’s Discussion and Analysis” and “Security Ownership of Certain Beneficial Owners and Management” included elsewhere in this report.

In addition, please refer to the discussion of the March 2006 Private Placement under the heading “Recent Event” within the “Management’s Discussion and Analysis” section included elsewhere in this report.

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

10.14

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

10.16

Consolidation Agreement between Wireless Billing Systems dba Primal Billing Solutions and Metrocall, Inc. dated December 30, 2002 (filed as Exhibit 10.15 o the Company’s annual Report on Form 10-KSB filed on March 28, 2003 and incorporated by reference herein)

10.17

Purchase Agreement between registrant and certain institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.18 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.18

Registration Rights Agreement between the registrant and the institutional investors and accredited investors, dated June 8, 2004 (filed as exhibit 10.19 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.19

Form of Warrants for the issuance of warrants to the institutional investors and accredited investors (filed as exhibit 10.20 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.20	Purchase Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.21 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)
10.21

Registration Rights Agreement between registrant and Management, dated June 8, 2004 (filed as exhibit 10.22 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)

10.22	Form of Warrants for the issuance of warrants to Management (filed as exhibit 10.23 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)
10.23	Form of Lock-up Agreement, dated June 8, 2004 (filed as exhibit 10.24 to the Company’s current report on Form 8-K filed June 18, 2004 and incorporated by reference herein)
10.24

Amended and Restated Change of Control Agreement, dated as of May 17, 2004, between Joseph R. Simrell and Primal Solutions, Inc. (filed as Exhibit 10.27 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.25

Promissory Note by Primal Solutions, Inc. in favor of Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.28 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.26

Commercial Security Agreement, between Primal Solutions, Inc., Wireless Billing Systems, and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.29 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.27

Subordination Agreement between Wireless Billing Systems, Corsair Communication, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.30 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.28

Business Loan Agreement between Primal Solutions, Inc. and Sunwest Bank, dated April 8, 2002 (filed as Exhibit 10.31 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.29

Change in Terms Agreement between Primal Solutions, Inc. and Sunwest Bank, dated March 13, 2004 (filed as Exhibit 10.32 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.30

Promissory Note between Primal Solutions, Inc. and Sunwest Bank, dated May 13, 2002 (filed as Exhibit 10.33 to the Company’s registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

10.31

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 14, 2003 (filed as Exhibit 10.34 to post-effective amendment no. 1 to the Company’s registration Statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.32

Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated August 18, 2003 (filed as Exhibit 10.35 to post-effective amendment no. 1 to the Company’s registration Statement on Form SB-2 filed March 10, 2005 and incorporated by reference herein)

10.33

Amended and Restated Letter Agreement between Primal Solutions, Inc. and Robert Richardson dated March 25, 2005 (filed as Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.34

Letter Agreement dated March 25, 2005 between Primal and William C. Bousema (filed as Exhibit 10.37 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.35

Change of Control Agreement dated March 25, 2005 between Primal and William C. Bousema. (filed as Exhibit 10.38 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)

10.36		Form Services Agreement (filed as Exhibit 10.39 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)
10.37		Form Software License and Services Agreement (filed as Exhibit 10.40 to the Company’s annual report on Form 10-KSB filed March 31, 2005 and incorporated by reference herein)
10.38		Registrant’s Policy on Executive Compensation Plan (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on April 20, 2005 and incorporated by reference herein)
10.39		Form of Executive Incentive Compensation Award (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on April 20, 2005 and incorporated by reference herein)
10.40	*	2006 Amended and Restated Secured Promissory Note, dated March 31, 2006 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc.
10.41	*	Confirmation of Guaranty dated March 31, 2006 by and between Primal Solutions, Inc. and Lightbridge, Inc.
10.42	*

Subordination Agreement, dated as of March 31, 2006, by and among Lightbridge Inc., Wireless Billing Systems, Primal Solutions, Inc. and the senior lenders whose names appear on the signature pages thereto

10.43	*	Second Amended and Restated Employment Agreement, dated December 16, 2005, between Primal Solutions, Inc. and Joseph R. Simrell
10.44	*	Amendment No. 1 to Employment Letter Agreement, dated December 16, 2005, between Primal Solutions, Inc. and William C. Bousema
10.45	*	Second Amended and Restated Change of Control Agreement, dated December 16, 2005, between Primal Solutions, Inc. and Joseph R. Simrell
10.46	*	Amended and Restated Change of Control Agreement, dated December 16, 2005, between Primal Solutions, Inc. and William C. Bousema
10.47

Form of 5% Senior Secured Convertible Note, dated March 31, 2006, issued by Wireless Billings Systems to the investors under that certain Purchase Agreement dated as of March 31, 2006 (filed as Exhibit 4.1 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.48

Purchase Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.49

Pledge and Security Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.2 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.50

Form of Warrant to purchase shares of Common Stock, dated March 31, 2006, issued by Primal Solutions Inc. to the investors under that certain Purchase Agreement dated as of March 31, 2006 (filed as Exhibit 10.3 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.51

Registration Rights Agreement, dated as of March 31, 2006, by and between Primal Solutions, Inc. and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed on April 3, 2006 and incorporated by reference herein)

10.52

Primal Solutions, Inc. 2004 Flexible Incentive Plan (filed as Exhibit 99.1 to the Company’s registration Statement on Form S-8 (Registration No. 333-121902) (“2004 S-8”) and incorporated by reference herein)

23.1	*	Consent of Haskell & White LLP
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*                    Filed herewith

Item 14. Principal Accountant Fees and Services

For the fiscal year ended December 31, 2005 and 2004, Haskell & White LLP audited the Company’s annual consolidated financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Haskell & White LLP in 2005 and 2004 were as follows:

	2005	2004
	Haskell & White LLP	Haskell & White LLP
Audit Fees(1)	$ 75,000	$ 68,000
Audit Related Fees(2)	2,000	—
Tax Fees(3)	11,000	8,000
All Other Fees(4)	16,000	—
Total	$ 104,000	$ 76,000

(1)          Includes audit of annual financial statements included in Form 10-KSB and review of financial statements included in Form 10-QSB quarterly reports.

(2)          Relates to assistance addressing SEC comment letters related to 2004 filing.

(3)          Tax return and related tax services.

(4)          Relates to registration statements on Forms SB-2 and S-8 filed by the Company in 2005.

It is our Audit Committee’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered accounting firm. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered accounting firm as described in the above table were approved in advance by our Audit Committee.

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
Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH R. SIMRELL	Chief Executive Officer, President and Director	April 17, 2006
Joseph R. Simrell	(Principal Executive Officer)
/s/ WILLIAM C. BOUSEMA	Senior Vice President, Chief Financial Officer and Secretary	April 17, 2006
William C. Bousema	(Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID HAYNES	Director	April 17, 2006
David Haynes
/s/ JOHN FALTYS	Director	April 17, 2006
John Faltys
/s/ LOUIS A. DELMONICO	Director	April 17, 2006
Louis A. Delmonico
/s/ JOHN E. REHFELD	Director	April 17, 2006
John E. Rehfeld

PRIMAL SOLUTIONS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Primal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Primal Solutions, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

HASKELL & WHITE LLP

Irvine, California
February 3, 2006, except for Note 12, as to which the date is April 12, 2006

PRIMAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$711,000	$2,603,000
Restricted cash	101,000	—
Accounts receivable, net of allowance for doubtful accounts of $72,000 and $0, respectively	591,000	499,000
Prepaid expenses and other current assets	99,000	123,000
Total current assets	1,502,000	3,225,000
Property and Equipment, net of accumulated depreciation of $1,518,000 and $1,353,000, respectively	474,000	493,000
Goodwill	593,000	593,000
Other Assets	115,000	89,000
	$2,684,000	$4,400,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$230,000	$222,000
Accrued liabilities	453,000	479,000
Accrued salaries and benefits	605,000	554,000
Deferred revenue	371,000	728,000
Short-term borrowings and current portion of long-term debt	288,000	634,000
Total current liabilities	1,947,000	2,617,000
Long-term debt, net of current portion	1,078,000	778,000
Other liabilities	102,000	77,000
	3,127,000	3,472,000
Commitments and Contingencies (Note 4, 5 and 9)
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,363,641 and 36,178,441 shares issued and outstanding, respectively	364,000	362,000
Additional paid-in capital	13,249,000	13,232,000
Warrants (Note 7)	1,217,000	1,205,000
Accumulated deficit	(15,273,000)	(13,871,000)
Net stockholders’ equity (deficit)	(443,000)	928,000
	$2,684,000	$4,400,000

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2005	2004
Revenues
Software licenses	$3,318,000	$2,442,000
Product support and upgrades	1,385,000	1,281,000
Software revenues	4,703,000	3,723,000
Services revenue	3,864,000	3,886,000
Total revenues	8,567,000	7,609,000
Operating Expenses
Sales and marketing	2,397,000	1,922,000
Software licenses	86,000	96,000
Product support and upgrades	408,000	379,000
Cost of services	3,249,000	3,241,000
Research and development	1,692,000	1,245,000
General and administrative	2,050,000	1,798,000
Total operating expenses	9,882,000	8,681,000
Loss from Operations	(1,315,000)	(1,072,000)
Interest and other expenses, net	(85,000)	(126,000)
Loss before income tax provision	(1,400,000)	(1,198,000)
Income tax provision	2,000	2,000
Net Loss	$(1,402,000)	$(1,200,000)
Basic and diluted net loss per share	$(.04)	$(.04)
Weighted-average basic and diluted common shares outstanding	36,314,818	29,238,864

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares	Amount	Additional paid-in capital	Warrants	Accumulated deficit	Net stockholders’ equity (deficit)
BALANCE AT December 31, 2003	20,968,083	$210,000	$11,863,000	$—	$(12,671,000)	$(598,000)
Exercise of stock options issued to employees	925,576	9,000	23,000	—	—	32,000
Warrants issued in lieu of cash payment	—	—	—	6,000	—	6,000
Registration Expenses	—	—	(603,000)	—	—	(603,000)
Employee Exercise of Grant below FV	—	—	5,000	—	—	5,000
Issuance of common stock in Private Placement	14,284,782	143,000	1,944,000	1,199,000	—	3,286,000
Net loss	—	—	—	—	(1,200,000)	(1,200,000)
BALANCE AT December 31, 2004	36,178,441	$362,000	$13,232,000	$1,205,000	$(13,871,000)	$928,000
Exercise of stock options issued to employees	185,200	2,000	17,000	—	—	19,000
Warrants issued in lieu of cash payment	—	—	—	12,000	—	12,000
Net loss	—	—	—	—	(1,402,000)	(1,402,000)
BALANCE AT December 31, 2005	36,363,641	$364,000	$13,249,000	$1,217,000	$(15,273,000)	$(443,000)

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,402,000)	$(1,200,000)
Adjustments for noncash and nonoperating activities:
Depreciation and amortization	168,000	239,000
Provision for doubtful accounts	72,000	—
Loss on disposal of equipment	1,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(164,000)	141,000
Prepaid expenses and other current assets	56,000	58,000
Accounts payable and other accrued liabilities	33,000	344,000
Increase in non-current accrued interest payable	26,000	23,000
Deferred revenue	(357,000)	(274,000)
Net cash used in operating activities	(1,567,000)	(672,000)
Cash Flows from Investing Activities
Purchases of property and equipment	(61,000)	(225,000)
Leasehold improvements	—	(14,000)
Proceeds from sales of property and equipment	—	2,000
Net cash used in investing activities	(61,000)	(236,000)
Cash Flows from Financing Activities
Increase in restricted cash	(101,000)	—
Payments on capital lease obligations	(12,000)	—
Proceeds from promissory note	100,000	—
Retirement of line of credit	(100,000)	—
Payments on notes payable	(53,000)	(21,000)
Payments on note payable to Corsair	(129,000)	(442,000)
Issuance of warrants in lieu of cash payment	12,000	—
Proceeds from issuance of common stock	19,000	2,725,000
Net cash (used)/provided in financing activities	(264,000)	2,262,000
(Decrease)/increase in cash and cash equivalents	(1,892,000)	1,354,000
Cash and cash equivalents, beginning of the year	2,603,000	1,249,000
Cash and cash equivalents, end of the year	$711,000	$2,603,000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$92,000	$193,000
Income taxes	$2,000	$2,000
Noncash-investing and financing activities
Issuance of warrants in satisfaction of liability	$12,000	$6,000
Financing of capital lease equipment	96,000	—
Financing of business insurance premiums	53,000	—

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Operations

Primal Systems, Inc. was incorporated on June 28, 1996 to provide computer software programming, customization, program maintenance, and product marketing for a variety of software languages and platforms. During 1999, Primal Systems, Inc. acquired certain assets from Corsair Communications, Inc. through its wholly owned subsidiary, Wireless Billing Systems, which provides software and services to the telecommunications industry. Effective October 1, 1999, Primal Systems, Inc. was merged with and into a wholly-owned subsidiary of Avery, ACI Telecommunications Financial Services, and the surviving company changed its name to Primal Solutions, Inc. The Company develops, markets and supports convergent network mediation and convergent integrated billing software for providers of voice and data transmission services using the Internet and wireless networks.

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

•       Avery redeemed 7,126,894 shares of its Series G preferred stock held by Primal founders and employees in consideration of 6,207,026 shares of the Company’s common stock, each dated February 9, 2001; and

•       The Company issued 250,000 shares of common stock to a former executive officer of Avery.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2005 and 2004 and for the fiscal years ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which revises SFAS 123, APB 25 and related accounting interpretations. SFAS 123R eliminates the use of the intrinsic value method for employee stock-based compensation and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. This standard is effective for the Company for periods beginning after December 15, 2005. The Company continues to account for stock-based compensation using the intrinsic value method of APB 25 to value share-based options granted to employees and board members for the fiscal year ended December 31, 2005. SFAS 123R requires the expensing of all share-based compensation, including options, using the fair value based method. The application of SFAS 123R will have a significant impact on our operating results and earnings per share. Under the section titled ‘Accounting for Stock-Based Compensation’ of this footnote, the Company presents the pro forma impact if compensation costs for the Company’s stock option plan had been determined based on the fair value method set forth in SFAS 123.

In December 2004, the FASB issued SFAS 153 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. APB 29 previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 153 and does not believe there was a significant impact to the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3 to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.

The FASB issued SFAS 155 in February 2006. SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash—Pursuant to the secured promissory note with First Regional Bank (Note 3), the Company maintained a certificate of deposit of $100,000 as collateral. This certificate of deposit matured in February 2006, concurrently with the outstanding note balance. The total balance held by First Regional Bank, which included accrued interest, was reflected as Restricted Cash in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments—The recorded amounts of financial assets and liabilities at December 31, 2005 and 2004 approximate fair value, based on the Company’s incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of the lease
Capitalized Leases	2 to 7 years

Maintenance and repairs are charged to expense as incurred. Renewal and improvements of a significant nature are capitalized.

Capitalized Software Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”). Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2005 and 2004.

Goodwill and Intangible Assets—In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. SFAS 142 also established a new method of testing goodwill impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce fair value of a reporting unit below its carrying value.

The Company records long-lived assets and definite-life intangible assets at original cost less accumulated amortization. These balances are amortized using the straight-line method over the estimated useful life of three to seven years. The determination whether or not these assets are impaired involves judgment and such assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the carrying value of long-lived assets and definite life identifiable intangible assets for impairment of value based on undiscounted future cash flows resulting from the use of the asset and its eventual disposition. While the Company did not experience impairment of intangible assets in prior periods, it cannot guarantee that there will not be impairment in the future.

The Company reviews of each of our reporting units in order to conclude if the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of September 30 of each fiscal year. More frequent impairment tests are performed when management determines that indicators of impairment exist. In the case where goodwill appears to be impaired, the Company will write down the goodwill balance to the fair value. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Revenue Recognition—We derive revenues from the sale of software licenses, product support and upgrades fees, and professional services, which includes installation services, application management, hosting our software on the customer’s hardware, training, and customization. The Company licenses its software in multiple element arrangements in which the customer typically purchases its software products and a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a one-year period. Most professional services arrangements are sold separately and are based on time spent and materials used.

The Company recognizes revenue using the residual method pursuant to the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). We allocate revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We defer revenue for the fair value of all undelivered elements and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the historical renewal price of the maintenance charged to the customer. We determine the fair value of professional services, if included in a multiple element arrangement, based on the hourly rates that we charge for these services when sold independently from a software license. If VSOE of fair value cannot be established for the undelivered elements of a multiple element arrangement, the entire amount of revenue is deferred and recognized ratably over the period that these elements are delivered.

The Company also evaluates whether the elements qualify for separate accounting under SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If a multiple element arrangement does not qualify for separate accounting, the total fee is generally recognized collectively based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Most of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist, we provide for a sales return allowance in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists (“SFAS 48”). If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30. Payments that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Software License Revenue—Under SOP 97-2, revenue is recognizable when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. For software license arrangements that do no require significant modification or customization of the underlying software, the Company will recognize the software license revenue in this manner. Certain software license arrangements are based on monthly subscriber volume, and we bill the customer on a monthly basis as volume varies. Under this type of arrangement, the Company recognizes the software license revenue as it become due monthly.

Product Support and Upgrades Revenue—Most of our software license arrangements include a maintenance component, beyond the basic warranty period. The maintenance fees allow the customer to receive any software license updates and product support and are recognized ratably over the term of the maintenance period. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the maintenance period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Substantially all of our customers opt to purchase a maintenance contract when they acquire software licenses and typically renew the software license maintenance contract annually.

Professional Services Revenue—In addition to our software products and the related product support component, the Company offers professional services, such as implementation services, training, hosting our software on the customer’s hardware, or application management. These professional services are typically sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

The Company recognizes revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. We estimate the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2005 and 2004.

Accounting for Stock-Based Compensation—The Company follows SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”). The provisions of SFAS 123 allow companies, for employee stock-based awards, to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth under APB 25 but disclose the pro forma effect on net income/(loss) had the fair value of the options been expensed. The Company has chosen to account for employee stock-based transactions under APB 25.

Under APB 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant.

At December 31, 2005, the Company had one stock-based employee compensation plan, which is described in Note 6.  No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31
	2005	2004
Net loss, as reported	$(1,402,000)	$(1,200,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(427,000)	(107,000)
Pro Forma net loss	$(1,829,000)	$(1,307,000)
Net loss per share:
Basic and Diluted—as reported	$(0.04)	$(0.04)
Basic and Diluted—pro forma	$(0.05)	$(0.04)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: expected volatility of 150%; risk-free interest rate of 3.5%; and a weighted-average contractual life of 10 years. The following weighted-average assumptions used for grants in 2004: expected volatility of 150%; risk-free interest rate of 3.50%; and a weighted-average contractual life of 10 years.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2005 and 2004 are primarily due from the major customers indicated below.

During the fiscal year ended December 31, 2005, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues, compared to the fiscal year ended December 31, 2004, when the Company had one customer that accounted for more than 10% of total revenues. At December 31, 2005 and 2004, the Company had two customers that individually accounted for more than 10% of the net accounts receivable balance. The aggregate balance for these two customers totaled $446,000 and $269,000 as of December 31, 2005 and 2004, respectively.

Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

Reclassification—Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation, including a reclassification of the revenue and costs related to product support. The Company believes reflecting the revenues and associated costs to product support as separate line items provides a more accurate depiction of the Company’s operating results. Such reclassifications did not affect Net Loss, Earning per share or Cash Provided by Operations.

Segment Information—The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). In accordance with SFAS 131, the Company has disclosed the required information about the Company’s operating segments and geographic areas in Note 11.

Net Loss Per Share—The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	Year Ended December 31
	2005	2004
Numerator:
Numerator for basic loss per share
Net loss applicable to common stockholders	$(1,402,000)	$(1,200,000)
Denominator:
Denominator for basic and diluted loss per share	—	—
Weighted-average shares outstanding during the period	36,314,818	29,238,864
Net loss per share:
Basic and Diluted	$(.04)	$(.04)

Not included in the above table is the dilutive effect of options and warrants to purchase 2,066,173 and 2,368,717 shares of common stock for the fiscal years ended December 31, 2005 and 2004, respectively because they are anti-dilutive.

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2005	2004
Computer and office equipment	$1,748,000	$1,700,000
Furniture and fixtures	97,000	95,000
Capitalized leases	96,000	—
Leasehold improvements	51,000	51,000
	1,992,000	1,846,000
Less accumulated depreciation and amortization	(1,518,000)	(1,353,000)
Property and equipment, net	$474,000	$493,000

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. There were no property and equipment under capital leases at December 31, 2004.

Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. The accumulated amortization as of December 31, 2005 was $11,000.

3.   BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
CITI Capital.	22,000	62,000	84,000
First Regional Bank	100,000	—	100,000
Total	$288,000	$1,078,000	$1,366,000
December 31, 2004
Corsair Communications, Inc.	$534,000	$578,000	$1,112,000
Spieker Properties, L.P.	—	200,000	200,000
Sunwest Bank	100,000	—	100,000
Total	$634,000	$778,000	$1,412,000

Note Payable to Corsair Communication, Inc.

On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc. (“Corsair” collectively), sold substantially all of the assets relating to its Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a wholly owned subsidiary of Primal Systems, Inc. As consideration for the assets sold, the Company executed a promissory note, payable to Corsair in the amount of $2,238,000. The note accrued interest at 10.0%, compounded annually and was secured by substantially all the property and equipment acquired from Corsair. Principal and interest were payable monthly with all unpaid principal and interest due May 2001. The Company recorded the assets at fair value of $4,582,000 and assumed liabilities of $2,344,000, in addition to the note payable to Corsair.

In January 2001, the Company amended the original terms of and refinanced the note payable to Corsair, originally due in May 2001. Also, certain other liabilities due to Corsair totaling $51,000 were added to the principal balance of the amended note. The interest rate of the amended note increased to 16.0% starting in May 2001, and the note was payable in approximately 36 monthly installments, beginning June 2001, and was due May 2004.

In December 2001, the Company again amended the terms of the note payable to Corsair. At the time of the amendment, the accrued interest was $186,000. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $61,000 was rolled into the principal balance of the note, making the principal balance $1,722,000 at December 31, 2001. The amended terms of the note also extended the maturity of the note from May 2004 to December 2004, required no principal payments to be made in 2002 and adjusted the interest rate of the note to 8%.

In December 2002, the Company signed a letter of intent to amend the terms of the note payable to Corsair. In July 2003, the Company formally executed the 2002 Amended and Restated Secured Promissory Note. The interest rate remained at 8.0%. The monthly payments were reduced to $25,000 and scheduled for January 2003 through December 2004. A balloon payment of $1.4 million was due at maturity in December 2004.

In March 2004, the Company amended the terms of the note with Corsair which extended the maturity date to December 2006. The Company was required to pay a monthly installment of $25,000 for the remaining 2004. Thereafter, the scheduled payments for 2005 and 2006 were approximately $50,000 per month. The interest rate remained at 8.0%. In June 2004, the Company made an accelerated principal payment of $250,000 as result of the closing of the private placement (as further discussed in Note 7) in accordance with the note agreement.

Effective June 2005, the Company executed another amendment to note payable to Corsair. This amendment extended the maturity date to January 1, 2010 from the previous maturity date of December 26, 2006. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate of 8.0%, and the Company made interest-only payments of $7,000 from July 2005 through December 2005. The Company is also required to make monthly principal and interest payments of $15,000 from January 2006 through June 2006, $25,000 from July 2006 through December 2009, and a final payment of $23,000 in January 2010. At December 31, 2005, the outstanding balance of the note was $982,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At December 31, 2005, the total principal and interest balance for this note was $299,000.

Line of Credit Facilities with Sunwest Bank

In May 2002, the Company entered into two loan agreements with Sunwest Bank. One loan agreement was structured as an equipment line of credit facility (“Equipment LOC”) for $100,000. The second loan agreement was structured as a $100,000 operating line of credit (“LOC”). Any borrowings under the Equipment LOC were to be repaid with amortizing monthly payments at an adjustable interest rate of prime plus 2.25% with a floor rate of 6.50%. The maturity date was in October 2004. In October 2004, the Equipment LOC was repaid in full and cancelled.

Any borrowings under the LOC would accrue interest monthly at a rate of prime plus 2.00%, with a floor rate of 6.50%. The accrued interest balance was payable on a monthly basis and the principal balance was payable in full in April 2005. The loan agreement did not include any specific financial covenants that the Company was required to meet;  however, the Company was required to inform Sunwest Bank of i) all material adverse changes to the Company’s financial condition, and ii) all existing and threatened litigation or claims that could materially affect the financial condition of the Company. In February 2003, the Company drew down $100,000 on this LOC to finance a portion of the annual premium for an insurance policy. During February 2005, the Company repaid the full $100,000 outstanding balance with proceeds from a new line of credit with First Regional Bank. This LOC has been cancelled.

Note Payable to First Regional Bank

In February 2005, the Company executed a secured promissory note in the amount of $100,000 with First Regional Bank. The proceeds of this note were used to pay down the outstanding balance of the LOC with Sunwest Bank. The collateral on this secured note was a certificate of deposit in the amount of $100,000 plus any interest earned and was held with First Regional Bank. The certificate of deposit earned interest at 1.90% annually and matured in February 2006. The interest on the promissory note accrued at 3.0% over the interest rate on the certificate of deposit.

In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit related to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account, which is currently 2.75% annually. The loan balance is due in full in February 2007.

At December 31, 2005, the outstanding balance on this note was $100,000.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of December 31, 2005, the outstanding balance on this lease was $84,000. This lease is accounted for as a capital lease.

The following table represents the contractual payments associated with the notes payable as of December 31, 2005:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2006	$80,000	$288,000	$368,000
2007	198,000	468,000	666,000
2008	38,000	290,000	328,000
2009	15,000	297,000	312,000
2010	—	23,000	23,000
Total	$331,000	$1,366,000	$1,697,000

4.   COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under operating leases, net of sublease income, as of December 31, 2005 are as follows:

	Sublease (Income)	Operating Leases	Net
Year ending December 31:
2006	$(19,000)	$518,000	$499,000
2007	—	184,000	184,000
2008	—	34,000	34,000
2009	—	23,000	23,000
2010	—	2,000	2,000
Total minimum lease payments	$(19,000)	$761,000	$742,000

Rent expense under such operating leases was $470,000 and $450,000 for the fiscal years ended December 31, 2005 and 2004, respectively. The Company’s leased office space includes approximately 13,500 square feet of general and administrative office space in Irvine, California through May 2006. In addition, the Company leases approximately 7,000 square feet of office space in Irvine, California through April 2007.

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

6.   STOCK-BASED COMPENSATION

Stock Options

2001 and 2004 Flexible Incentive Plans

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “Stock Option Plan”) and authorized approximately 3,900,000 shares to be reserved for issuance pursuant to the Stock Option Plan. In October 2001, upon the approval of the Stock Option Plan by the Department of Corporations of the State of California, the Board of Directors approved the Company’s Stock Option Plan, as amended. Under the terms of the Stock Option Plan, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the Stock Option Plan vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At December 31, 2005 and 2004, options to purchase 2,835,997 and 2,278,528 shares, respectively, of common stock were exercisable under the Stock Option Plan.

During 2005, the Company issued 185,000 options to purchase common stock under the Stock Option Plan at a weighted-average price of $0.17 per share, fair market value at the time of the grant. Options to purchase 185,000 shares vested immediately on the date of grant.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “Flexible Incentive Plan”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the Flexible Incentive Plan, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share. The Company’s Flexible Incentive Plan provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the Flexible Incentive Plan until the Board of Directors or other such committee has determined that such issuance of awards under the Flexible Incentive Plan will not violate applicable federal or state securities laws. At December 31, 2005, options to purchase 1,009,581 shares of common stock were exercisable under the Flexible Incentive Plan.

During 2005, the Company issued 4,176,204 options to purchase common stock under the Flexible Incentive Plan at a weighted-average price of $0.16 per share, fair market value at the time of the grant. Options to purchase 245,000 shares vested immediately on the date of grant. Options to purchase 425,000 shares vest a third on the first anniversary of the vest date with the balance vesting proportionately every six months over the following two years. The remaining 3,506,204 options vest proportionately every six months over a three-year period from the date of the grant.

Options Issued Outside the Stock Option Plan

In January 2004, the Company issued 360,000 options to purchase common stock to an officer of the Company. The options, which were issued at an exercise price equal to 85% of the fair market value of the Company’s common stock on the date of grant, vest over three years and expire in ten years. Because the exercise price of the options were issued at less than the fair market value of the Company’s stock on the date of the grant, the Company records an expense from the options issued ratably over the vesting period, in accordance with APB 25.

Warrants

Pursuant to the June 2004 Private Placement, the Company issued warrants to purchase 7,142,393 shares of the Company’s common stock to SSF and the Accredited Investors, as defined in Note 7 below. The warrants had an estimated fair value of $1,776,000 based on the Black-Scholes valuation model. In addition, the Company issued warrants to purchase 652,174 shares of the Company’s common stock to its investment banking firm for services rendered, with a weighted-average exercise price of $0.25, expiring

June 2009. The estimated fair value of the investment banking warrants was $163,000 based on the Black-Scholes valuation model.

In August 2004, the Company issued warrants to purchase 25,000 shares of common stock at $0.22, with an exercise price set at the fair market value of the Company’s common stock on the date of grant. The warrants, which were issued to a principal of one of the Company’s investment advisors, vest in equal proportions every three months over a two-year period and expire in ten years.

In accordance with the provisions of APB 14, the Company allocated the gross proceeds received in the June 2004 Private Placement to the common stock and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants (Note 7). Such amount is presented in the “Warrants” line item on the Company’s consolidated balance sheets, along with the estimated fair value of the investment banking warrants issued in connection with the June 2004 Private Placement as described above.

At December 31, 2005 and December 31, 2004, options/warrants to purchase 8,569,567 and 8,689,566 shares, respectively, of common stock were exercisable from grants outside the Stock Option Plan and the Flexible Incentive Plan.

Information regarding all stock options / warrants issued is as follows:

	Number of Options /Warrants	Weighted- Average Exercise Price
Balances, December 31, 2003	4,780,155	$ 0.06
Granted (weighted-average fair value of $0.27)	8,895,567	0.27
Exercised	(925,576)	0.04
Canceled	(181,515)	0.07
Balances, December 31, 2004	12,568,631	$ 0.21
Granted (weighted-average fair value of $0.16)	4,361,204	0.16
Exercised	(185,200)	0.06
Canceled	(608,963)	0.16
Balances, December 31, 2005	16,135,672	$ 0.20

The following table summarizes information concerning currently outstanding and exercisable options:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03 to $0.06	1,179,900	6.80	$ 0.04	1,179,900	$ 0.04
$0.07 to $0.08	2,135,754	6.25	0.07	1,903,460	0.07
$0.11 to $0.14	1,656,062	9.27	0.14	577,817	0.14
$0.15 to $0.17	2,409,308	9.35	0.16	401,764	0.16
$0.18 to $0.20	253,000	8.79	0.18	84,323	0.18
$0.21 to $0.22	190,000	9.68	0.22	190,000	0.22
$0.23 to $0.25	951,863	6.14	0.24	718,094	0.24
$0.26 to $0.28	7,359,785	3.46	0.28	7,359,785	0.28
$0.03 to $0.28	16,135,672	5.86	$ 0.20	12,415,143	$ 0.21

7.   PRIVATE PLACEMENT

On June 15, 2004, the Company completed the June 2004 Private Placement of our common stock and warrants to SSF. The Company also sold shares of our common stock and warrants to other accredited investors (“Accredited Investors”). Pursuant to the June 2004 Private Placement, we issued an aggregate of 14,284,782 shares of common stock and warrants to purchase a total of 7,142,393 shares. The effective price was $0.23 for each unit.

The warrants are exercisable in cash, representing a potential $2.0 million in additional proceeds, bringing the total gross proceeds of this offering to approximately $5.3 million upon full exercise of the warrants. There can be no assurance that any or all of the warrants will be exercised.

In accordance with the provisions of APB 14, we allocated the gross proceeds received in the June 2004 Private Placement to the shares and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $1,036,000 to the warrants and $163,000 to the investment banking warrants.

Pursuant to the Purchase Agreement, we issued an aggregate of 13,043,478 shares at a price of $0.23 per share to SSF and received gross proceeds of $3.0 million in cash from SSF. We also issued warrants to SSF to purchase an aggregate of 6,521,739 shares of our common stock at an exercise price of $0.28 per share for a five-year period. Additionally, the Company and SSF entered into a Registration Rights Agreement, whereby, among other things, the Company agreed to file, and did file on July 30, 2004, as subsequently amended, a registration statement with the SEC, covering the shares and warrants in connection with the June 2004 Private Placement.

As a condition precedent to closing the June 2004 Private Placement with SSF under the Institutional Investor Agreements, we were required to have received gross proceeds from the sale of our common stock and warrants of not less than $250,000 from Accredited Investors on terms no more favorable than those offered to SSF. SSF also required that the Accredited Investors be comprised of at least, but not limited to, each member of our Board of Directors, our Chief Executive Officer, and our then-current Chief Financial Officer. Accordingly, management Accredited Investors contributed gross proceeds of $125,500 in cash to purchase an aggregate of 545,653 shares at a price of $0.23 per share and warrants to purchase an aggregate of 272,827 shares of our common stock exercisable at $0.28 per share for five years. Additionally, the non-management Accredited Investors contributed gross proceeds of $160,000 in cash to purchase an aggregate of 695,651 shares at a price of $0.23 per share and warrants to purchase an aggregate of 347,827 shares of our common stock exercisable at $0.28 per share for five years.

Additionally, each of the management Accredited Investors was required by SSF to execute a Lock-Up Agreement providing for certain restrictions on the transfer of shares of our common stock owned by such person as set forth in the Lock-Up Agreement.

Registration Rights Agreements

Under the terms of the June 2004 Private Placement, we granted SSF and the non-management Accredited Investors the following registration rights as to their shares, including warrant shares issuable upon the exercise of the warrants:

•       We filed a registration statement to enable shares to be resold thereunder. If such registration statement had not been filed with the SEC on or before such date, we would have been required to pay liquidated damages to each investor in an amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata for any portion thereof, that the registration statement was not filed.

•       Upon demand by any investor and upon any change in the exercise price of the warrants such that additional shares of common stock become issuable upon the exercise of the warrants, we are obligated to file a registration statement on Form SB-2 covering the resale of the additional shares. If we do not file such registration statement within five days of an investor’s demand, we will pay liquidated damages to each investor.

•       Within ten days of the Company becoming eligible to use a registration statement on Form S-3 for the shares, warrant shares, and the additional shares issuable upon exercise of a warrant, we will file a registration statement on Form S-3. If such registration statement is not filed with the SEC on or before such time, we are obligated to pay liquidated damages to each such investor.

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

Section 2(c) (ii) of the Registration Rights Agreement with SSF, permits us, within 10 business days following the filing of our current, quarterly or annual reports, to file a post-effective amendment to the registration statement on Form SB-2 and use commercially reasonable efforts to have such post-effective amendment declared effective. If we delay filing a post-effective amendment to the registration statement, pursuant to Section 2(c) (i) of the Registration Rights Agreement, we may be subject to liquidated damages.

All expenses of filing and causing each the registration statement to become and remain effective shall be borne by us.

We granted the management Accredited Investors registration rights that are no more favorable than the terms described above.

Warrants

The Company issued warrants to SSF and the non-management Accredited Investors that may be exercised at a price of $0.28 per share, subject to certain anti-dilutive adjustments. The warrants expire on June 15, 2009. The warrants may be called by the Company at the price of $0.01 per warrant share if the closing bid price as reported by Bloomberg equals or exceeds $0.56 per share (subject to adjustment) for 30 consecutive trading days commencing after June 15, 2006 and after the registration statement has been declared effective by the SEC.

As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement now have the right to demand the Company issue 1.7 million additional warrants to purchase shares of our common stock in this June 2004 private placement and reprice the exercise price of the outstanding warrants from $0.28 to $0.22 per share.

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

8.   GOODWILL

The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off. As of December 31, 2005 and 2004, total goodwill was $593,000.

9.   EMPLOYEE BENEFITS

The Company has a qualified 401(k) retirement plan (the “Plan”) for its full-time employees and makes contributions at the discretion of the Board of Directors. During fiscal year 2004, the Company made total contributions to the Plan as approved by the Board of Directors in the amount of $25,000. No contributions were made in 2005.

10.   INCOME TAXES

For both of the fiscal years ended December 31, 2005 and 2004, the expense for income taxes was $2,000. The expense for income taxes for the fiscal years ended December 31, 2005 and 2004 mostly reflects the minimum tax due in California.

A reconciliation of the provision for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before provision for income taxes is as follows:

	2005	2004
Benefit at statutory rate	$(476,000)	$(408,000)
State taxes, net of federal benefit	1,000	29,000
Adjustment of net operating loss, credit carryforwards and depreciation	(46,000)	134,000
Change in valuation allowance	515,000	243,000
Other	8,000	4,000
	$2,000	$2,000

The tax effects of temporary differences used in determining the Company’s deferred tax assets and liabilities are presented below at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,566,000	$1,006,000
Accruals	145,000	250,000
Credits	462,000	315,000
State taxes	1,000	1,000
Other	37,000	5,000
Total deferred tax assets	2,211,000	1,577,000
Less valuation allowance	(1,904,000)	(1,264,000)
Net deferred tax assets	307,000	313,000
Deferred tax liabilities:
Basis difference in fixed assets	(307,000)	(313,000)
State taxes	—	—
Total deferred tax liabilities	(307,000)	(313,000)
Net deferred tax assets	$—	$—

Based upon uncertainties related to the Company’s ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the fiscal years ended December 31, 2005 and December 31, 2004, as it is more likely than not that the Company’s deferred tax asset will not be realized.

At December 31, 2005, the Company’s federal and state loss carryforwards are $4,091,000 and $3,352,000, which will begin to expire in 2019 and 2006, respectively. The Company’s research and development credit carryforward is $462,000 and will begin to expire in 2019. However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group.

As a result of the merger of Primal Systems, Inc. with and into Avery (see Note 1), the Company’s annual use of Primal Systems, Inc.’s net operating losses are limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually.

In 2001, an adjustment was made to eliminate approximately $2.0 million of federal net operating loss carryforwards, previously accounted for by the Company on a separate return basis and used by Avery, that are not available to the Company after the spin-off. In 2002, an additional adjustment was made to eliminate approximately $640,000 of federal net operating loss carryforwards. An offsetting adjustment was made to the valuation allowance with no effect on the income tax provision or net income.

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

The Company’s reportable operating segments include Software Licenses, Product Support and Upgrades, and Services. The Software Licenses operating segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions. The Product Support and Upgrades segment offers after-sale support and maintenance for software products, including software upgrades. The Services segment provides programming, customization, consulting, implementation services, training, application management, and hosting our software on the customer’s hardware related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin, as this information is the only segment-related information provided to the chief operating decision maker.

Operating segment data for fiscal years ended December 31, 2005 and 2004 were as follows:.

	License	Support	Services	Total
Year ended December 31, 2005
Revenues	$3,318,000	$1,385,000	$3,864,000	$8,567,000
Cost of Revenues	86,000	408,000	3,249,000	3,743,000
Gross Profit	$3,232,000	$977,000	$615,000	$4,824,000
Year ended December 31, 2004
Revenues	$2,442,000	$1,281,000	$3,886,000	$7,609,000
Cost of Revenues	96,000	379,000	3,241,000	3,716,000
Gross Profit	$2,346,000	$902,000	$645,000	$3,893,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Year ended December 31, 2005
Revenues	$7,164,000	$1,032,000	$371,000	$8,567,000
Gross Profit	4,034,000	581,000	209,000	4,824,000
Net Loss	(1,172,000)	(169,000)	(61,000)	(1,402,000)
Property and Equipment, net	474,000	—	—	474,000
Year ended December 31, 2004
Revenues	$6,512,000	$611,000	$486,000	$7,609,000
Gross Profit	3,332,000	312,000	249,000	3,893,000
Net Loss	(1,027,000)	(96,000)	(77,000)	(1,200,000)
Property and Equipment, net	493,000			493,000

12.   SUBSEQUENT EVENTS

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million share of the Company’s common stock to SSF. Following the March 2006 Private Placement, SSF beneficially owns 62.2% of the Company’s outstanding common stock. SSF can elect to convert, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes at any time into shares of common stock at a conversion price of $0.10 per share. SSF may, in limited instances, exercise the warrant through a cashless exercise. The warrants expire March 31, 2008 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. Additionally, SSF has the right to designate one person for election to the Board of Directors. Consequently, SSF may have the ability to control all matters submitted to our stockholders for approval. This may delay or prevent an acquisition or cause the market price of our stock to decline. SSF has notified the Company that it has no present intention to exercise the right to designate one person for election to our Board. However, this intention may change in the future.

The Notes are secured by a first priority security interest in all of the assets of the Company pursuant to the terms of a Pledge and Security Agreement.

None of the Notes, the warrants to purchase shares of the Company’s common stock or the shares of common stock issuable upon conversion of the Notes and exercise of the warrants have been registered under the Securities Act of 1933, as amended. Accordingly, these securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants, by the earlier of (i) the 14th day after the filing by the Company of this Annual Report on Form 10-KSB with the SEC or (ii) April 30, 2006, and thereafter to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable. In the event the registration statement is not filed on time or is not declared effective by July 14, 2006, the Company will be required to pay liquidated damages of 1.5% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay liquidated damages.

As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement now have the right to demand the Company issue 1.7 million additional warrants to purchase shares of our common stock in this June 2004 private placement and reprice the exercise price of the outstanding warrants from $0.28 to $0.22 per share.

On March 31, 2006, the payment terms for the Corsair note payable was further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 are due monthly until paid in full in December 2011. Interest continues to accrue at 8.0%. This obligation was subordinated to the Notes issued in the March 2006 Private Placement.