Form 10QSB
period 2006-03-31
PRIMAL SOLUTIONS INC
filed 2006-05-15
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File No. 333-46494

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 5, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,293,824

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PRIMAL SOLUTIONS, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,543,000	$711,000
Restricted cash	100,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	533,000	591,000
Prepaid expenses and other current assets	197,000	99,000
Total current assets	2,373,000	1,502,000

Property and Equipment, net of accumulated depreciation of $1,460,000 and $1,518,000, respectively	446,000	474,000
Goodwill	593,000	593,000
Other Assets	190,000	115,000
	$3,602,000	$2,684,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$513,000	$230,000
Accrued liabilities	293,000	453,000
Accrued salaries and benefits	703,000	605,000
Deferred revenue	297,000	371,000
Short-term borrowings and current portion of long-term debt	199,000	288,000
Warrant liability	543,000	—
Total current liabilities	2,548,000	1,947,000

Long-term debt, net of current portion	1,197,000	1,078,000
Senior convertible debt, net of discount	957,000	—
Other liabilities	109,000	102,000
	4,811,000	3,127,000
Commitments and Contingencies (Notes 3 and 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,543,824 and 36,363,641 shares issued and outstanding, respectively	366,000	364,000
Additional paid-in capital	13,963,000	13,249,000
Warrants	1,406,000	1,217,000
Accumulated deficit	(16,944,000)	(15,273,000)
Net stockholders’ equity (deficit)	(1,209,000)	(443,000)
	$3,602,000	$2,684,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues
Software licenses revenue	$361,000	$679,000
Product support and upgrades revenue	310,000	364,000
Software revenues	671,000	1,043,000

Services revenue	662,000	1,160,000
Total revenues	1,333,000	2,203,000

Operating Expenses
Sales and marketing	512,000	606,000
Cost of software licenses	19,000	16,000
Cost of product support and upgrades	84,000	90,000
Cost of services	653,000	853,000
Research and development	385,000	338,000
General and administrative	508,000	618,000
Total operating expenses	2,161,000	2,521,000

Loss from Operations	(828,000)	(318,000)
Interest and other expenses, net	(842,000)	(14,000)
Loss before income tax provision	(1,670,000)	(332,000)
Income tax provision	1,000	2,000
Net Loss	$(1,671,000)	$(334,000)

Basic and diluted net loss per share	$(0.05)	$(0.01)
Weighted-average basic and diluted common shares outstanding	36,456,358	36,227,383

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Cash Flow from Operating Activities
Net loss	$(1,671,000)	$(334,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36,000	47,000
Amortization of conversion feature into interest expense	819,000	—
Stock option compensation costs	76,000	—
Gain on disposal of assets	(3,000)	—
Changes in operating assets and liabilities:
Accounts receivable	58,000	(19,000)
Prepaid expenses and other current assets	(87,000)	(18,000)
Accounts payable and other accrued liabilities	221,000	(183,000)
Increase in non-current accrued interest payable	7,000	6,000
Deferred revenue	(74,000)	(411,000)
Other non-current assets and liabilities	(76,000)	(1,000)
Net cash used by operating activities	(520,000)	(913,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(8,000)	(22,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(5,000)	(22,000)

Cash Flow from Financing Activities
Decrease in restricted cash	1,000	—
Proceeds from promissory note	100,000	100,000
Retirement of promissory note	(100,000)	(100,000)
Payments on capital lease obligations	(5,000)	—
Payments on notes payable	(11,000)	(93,000)
Cost of issuance of convertible debt and warrants	138,000	—
Proceeds from issuance of convertible debt and warrants	1,500,000	—
Proceeds from issuance of common stock	10,000	5,000
Net cash provided/(used) by financing activities	1,357,000	(88,000)

Increase/(decrease) in cash and cash equivalents	832,000	(1,023,000)
Cash and cash equivalents, beginning of period	711,000	2,603,000
Cash and cash equivalents, end of period	$1,543,000	$1,581,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,000	$16,000
Taxes	$1,000	$2,000

Non-cash Financing Activities
Financing of business insurance premiums	$47,000	$—
Modification of June 2004 Private Placement Warrants	$189,000	—

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

Notes to Condensed Unaudited Consolidated Financial Statements

1.             ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Primal Systems, Inc. was incorporated on June 28, 1996. During 1999, Primal Systems, Inc. was merged with and into ACI Telecommunications Financial Services, a wholly-owned subsidiary of Avery Communications, Inc. The surviving company changed its name to Primal Solutions, Inc. In February 2001, Avery spun off Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems (collectively, the “Company”), as a separate public company.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2005 Form 10-KSB. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Basis of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.

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

Reclassification

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation, including a reclassification of the revenue and costs related to product support. The Company believes reflecting the revenues and associated costs to product support as separate line items provides a more accurate depiction of the Company’s operating results. Such reclassifications did not affect net loss, net loss per share or cash used by operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

Summary of Significant Accounting Policies

Revenue Recognition—The Company derives revenues from the sale of software licenses, product support and upgrades fees, and professional services, which includes installation services, application management, hosting the Company’s software on the customer’s hardware, training, and customization. The Company licenses its software in multiple element arrangements in which the customer typically purchases its software products and a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a one-year period. Most professional services arrangements are sold separately and are based on time spent and materials used.

The Company recognizes revenue using the residual method pursuant to the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the historical renewal price of the maintenance charged to the customer. The Company determines the fair value of professional services, if included in a multiple element arrangement, based on the hourly rates that the Company charges for these services when sold independently from a software license. If VSOE of fair value cannot be established for the undelivered elements of a multiple element arrangement, the entire amount of revenue is deferred and recognized ratably over the period that these elements are delivered.

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

Most of the Company’s software license arrangements do not include acceptance provisions. However, if acceptance provisions exist, the Company provides for a sales return allowance in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists (“SFAS 48”). If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if the Company cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

The Company assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. The Company’s standard payment terms are net 30. Payments that are due within six months are generally deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Software License Revenue—Under SOP 97-2, revenue is recognizable when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. For software license arrangements that do not require significant modification or customization of the underlying software, the Company will recognize the software license revenue in this manner. Certain software license arrangements are based on monthly subscriber volume, and the Company bills the customer on a monthly basis as volume varies. Under this type of arrangement, the Company recognizes the software license revenue as it becomes due monthly.

Product Support and Upgrades Revenue—Most of the Company’s software license arrangements include a maintenance component, beyond the basic warranty period. The maintenance fees allow the customer to receive any software license updates and product support and are recognized ratably over the term of the maintenance period. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the maintenance period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Substantially all of the Company’s customers opt to purchase a maintenance contract when they acquire software licenses and typically renew the software license maintenance contract annually.

Professional Services Revenue—In addition to the Company’s software products and the related product support component, the Company offers professional services, such as implementation services, training, hosting the Company’s software on the customer’s hardware, or application management. These professional services are typically sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

The Company recognizes revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. The Company estimates the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the milestone or total contract amount until acceptance is obtained. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company is required to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

Prior to the adoption of SFAS 123R, the Company followed the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which allowed the Company to use the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”) and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. Under APB 25, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”), is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006:

	For the Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(1,671,000)	$(334,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	NA	(34,000)
Pro Forma net loss	$(1,671,000)	$(368,000)

Net loss per share:

Basic and Diluted-as reported	$(0.05)	$(0.01)
Basic and Diluted-pro forma	NA	$(0.01)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2006: expected volatility of 150%, risk-free interest rate of 4.86% and a weighted-average contractual life of 10 years. The Company did not issue any stock option grants during the three months ended March 31, 2005.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at March 31, 2006 and 2005 are primarily due from the major customers indicated below.

During the three months ended March 31, 2006, the Company had five customers that individually accounted for more than 10% of the Company’s total revenues, compared to the three months ended March 31, 2005, when the Company had two customers that accounted for more than 10% of total revenues. At March 31, 2006, the Company had five customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $320,000. At March 31, 2005, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $280,000.

Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

Segment Information—The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). In accordance with SFAS 131, the Company has disclosed the required information about the Company’s operating segments and geographic areas in Note 6.

Net Loss Per Share—The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic loss per share-
Net loss available to stockholders	$(1,671,000)	$(334,000)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	36,456,358	36,227,383
Net effect of dilutive stock options	—	—
Weighted average common equivalent shares	36,456,358	36,227,383
Net loss per share:
Basic and Diluted	$(0.05)	$(0.01)

2.             BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
March 31, 2006 (unaudited)
Corsair Communications, Inc.	$41,000	$941,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	23,000	56,000	79,000
AICCO	35,000	—	35,000
Total	$199,000	$1,197,000	$1,396,000
December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	22,000	62,000	84,000
Total	$288,000	$1,078,000	$1,366,000

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

In December 2001, the Company again amended the terms of the note. At the time of the amendment, the accrued interest was $186,000. As per the terms of the amendment, the Company paid $125,000 of the accrued interest, and the remaining $61,000 was rolled into the principal balance of the note, making the principal balance $1,722,000 at December 31, 2001. The amended terms of the note also extended the maturity of the note from May 2004 to December 2004, required no principal payments to be made in 2002 and adjusted the interest rate of the note to 8.0%.

In December 2002, the Company signed a letter of intent to amend the terms of the note. In July 2003, the Company formally executed the 2002 Amended and Restated Secured Promissory Note. The interest rate remained at 8.0%. The monthly payments were reduced to $25,000 and scheduled for January 2003 through December 2004. A balloon payment of $1.4 million was due at maturity in December 2004.

In March 2004, the Company amended the terms of the note which extended the maturity date to December 2006. The Company was required to pay a monthly installment of $25,000 for the remaining 2004. Thereafter, the scheduled payments for 2005 and 2006 were approximately $50,000 per month. The interest rate remained at 8.0%. In June 2004, the Company made an accelerated principal payment of $250,000 as result of the closing of the private placement in June 2004 in accordance with the note agreement.

Effective June 2005, the Company executed another amendment to note. This amendment extended the maturity date to January 1, 2010 from the previous maturity date of December 26, 2006. Pursuant to the amended terms of the note, interest continued to accrue at the same rate of 8.0%, and the Company made interest-only payments of $7,000 from July 2005 through December 2005. The Company was also required to make monthly principal and interest payments of $15,000 from January 2006 through June 2006, $25,000 from July 2006 through December 2009, and a final payment of $23,000 in January 2010.

In March 2006, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 are due monthly until paid in full in December 2011. Interest continues to accrue at 8.0%. This obligation was subordinated to the convertible notes issued in the March 2006 private placement. At March 31, 2006, the outstanding balance of the note was $982,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At March 31, 2006, the total principal and interest balance for this note was $306,000.

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

At March 31, 2006, the outstanding balance on this note was $100,000.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of March 31, 2006, the outstanding balance on this lease was $79,000. This lease is accounted for as a capital lease.

Note Payable to AICCO

During the three months ended March 31, 2006, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $47,000 at an interest rate of 8.88%. The Company will make eight monthly principal and interest payments of $6,000 beginning March 2006 through October 2006.  At March 31, 2006, the outstanding balance on this note was $35,000.

3.             PRIVATE PLACEMENTS

2006 Private Placement

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”). The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Upon election of SSF, at any time, any or all of the outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share. The warrants to purchase shares of the Company’s common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price of the Notes or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), the Company allocated the total proceeds received in the March 2006 Private Placement between the Notes and warrants issued based on their relative estimated fair values at the date of issuance. As a result of this analysis, the Company has allocated proceeds of $543,000 to the warrants.

Furthermore, because the market value of the common stock was higher than the conversion price of $0.10 per share on the date of issuance, the conversion feature is considered to be a beneficial conversion feature. Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company allocated the intrinsic value of the beneficial conversion feature to additional paid in capital from the portion that was allocated to the Notes under APB 14. The Company calculated the total intrinsic value of the beneficial conversion feature at the date of issuance to be $1.0 million. The total amount allocated to the beneficial conversion feature was $819,000, which is the total amount allocated to the Notes under APB 14. The discount resulting from this allocation to the beneficial conversion feature is amortized from the date of issuance to the date of earliest conversion. Under the terms of the Notes, SSF may exercise the conversion feature at any time. Consequently, the Company recorded interest expense of $819,000 on March 31, 2006.

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. In the event a registration statement is not declared effective by July 14, 2006, the Company will be required to pay liquidated damages of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay liquidated damages.

2004 Private Placement

On June 15, 2004, the Company completed a private placement of our common stock and warrants (the “June 2004 Private Placement”). Pursuant to the June 2004 Private Placement, the Company issued an aggregate of 14,284,782 shares of common stock and warrants to purchase a total of 7,142,393 shares. The effective price was $0.23 for each unit. The Company received gross proceeds of $3.3 million in cash from the June 2004 Private Placement. As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement were issued 1,713,859 additional warrants to purchase shares of the Company’s common stock (the “2004 Additional Warrants”) and the exercise price of the 6,869,566 outstanding warrants originally issued to these purchasers (the “Repriced Warrants”) was repriced from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement expire in June 2009.

The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black Scholes model. The Company reclassed the increase of $189,000 from additional paid in capital to warrants, both in equity.

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

5.             STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At March 31, 2006 and December 31, 2005, options to purchase 2,761,988 and 2,835,997 shares, respectively, of common stock were exercisable under the 2001 FIP.

During the three months ended March 31, 2006, the Company did not issue any options to purchase common stock under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share. The Company’s 2004 FIP provides that the Company’s Board of Directors or such appropriately appointed committee, as the case may be, may refrain from issuing awards under the 2004 FIP until the Board of Directors or other such committee has determined that such issuance of awards under the 2004 FIP will not violate applicable federal or state securities laws. At March 31, 2006 and December 31, 2005, options to purchase 1,111,904 and 1,009,581 shares, respectively, of common stock were exercisable under the 2004 FIP.

During the three months ended March 31, 2006, the Company issued 1,090,945 options to purchase common stock under the 2004 FIP at a weighted-average price of $0.12 per share, fair market value at the time of the grant. These options vest proportionately every six months over a three-year period from the date of the grant.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $76,000 for the three months ended March 31, 2006. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumes that performance goals will be achieved. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following weighted-average assumptions were used for grants during the three months ended March 31, 2006: expected volatility of 150%, risk-free interest rate of 4.82% and a weighted-average contractual life of 10 years.

Warrants

Pursuant to the March 2006 Private Placement, the Company issued warrants to purchase 7.5 million shares of the Company’s common stock to SSF. In accordance with the provisions of APB 14, the Company allocated the net proceeds received in the March 2006 Private Placement between the Notes and warrants issued based on their relative estimated fair values. As a result of this analysis, the Company has allocated proceeds of $543,000 to the warrants. Pursuant to Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), such amount is presented in the liability section of the Company’s consolidated balance sheets.

Additionally, as a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, the Company issued the 1,713,859 2004 Additional Warrants and the exercise price of the 6,869,566 Repriced Warrants was repriced from $0.28 to $0.22 per share. The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black Scholes model. The Company reclassed the increase of $189,000 from additional paid in capital to warrants, both in equity.

Information regarding all stock options/warrants issued is as follows:

	Number of Options/Warrants	Weighted- Average Exercise Price
Balances, December 31, 2005	16,135,672	$0.20
Granted	10,304,804	0.16
Exercised	(180,183)	0.05
Canceled	(75,262)	0.13
Balances, March 31, 2006 (unaudited)	26,185,031	$0.18

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03 to $0.06	1,116,000	6.93	$0.04	1,116,000	$0.04
$0.07 to $0.08	1,998,456	6.42	0.07	1,843,557	0.07
$0.11 to $0.14	2,697,007	9.43	0.13	680,306	0.14
$0.15 to $0.17	9,909,142	6.00	0.15	7,901,598	0.15
$0.18 to $0.20	253,000	8.54	0.18	105,424	0.18
$0.21 to $0.22	190,000	9.43	0.22	190,000	0.22
$0.23 to $0.25	2,661,641	4.18	0.23	2,460,646	0.23
$0.26 to $0.28	7,359,785	3.21	0.28	7,359,785	0.28
$0.03 to $0.28	26,185,031	5.50	$0.18	21,657,316	$0.19

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $0.12. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $16,000. As of March 31, 2006, there was $341,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP. This cost is expected to be recognized over a period of 3 years.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Number of Nonvested Options/Warrants	Weighted- Average Grant Date Fair Value
Balances, December 31, 2005	3,720,529	$0.20
Granted	1,090,945	0.12
Vested	(233,759)	0.14
Canceled	(50,000)	0.13
Balances, March 31, 2006 (unaudited)	4,527,715	$0.14

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 was $10,000.

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

The Company’s reportable operating segments are Software Licenses, Product Support and Upgrades, and Services. The Software Licenses operating segment develops and markets the Company’s integrated suite of client/server and browser-based software solutions. The Product Support and Upgrades segment offers after-sale support and maintenance for software products, including software upgrades. The Services segment provides programming, customization, consulting, implementation services, training, application management, and hosting our software on the customer’s hardware related to the Company’s products and a variety of software languages and platforms.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit, as this information is the only segment-related information provided to the chief operating decision maker.

Operating segment data for the three months ended March 31, 2006 and 2005 were as follows:

	License	Support	Services	Total
Three months ended March 31, 2006
Revenues	$361,000	$310,000	$662,000	$1,333,000
Cost of Revenues	19,000	84,000	653,000	756,000
Gross Profit	$342,000	$226,000	$9,000	$577,000
Three months ended March 31, 2005
Revenues	$679,000	$364,000	$1,160,000	$2,203,000
Cost of Revenues	16,000	90,000	853,000	959,000
Gross Profit	$663,000	$274,000	$307,000	$1,244,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, net loss from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended March 31, 2006
Revenues	$1,121,000	$167,000	$45,000	$1,333,000
Gross Profit	485,000	72,000	20,000	577,000
Net loss	(1,405,000)	(209,000)	(57,000)	(1,671,000)
Property and equipment, net	446,000	—	—	446,000

Three months ended March 31, 2005
Revenues	$1,651,000	$428,000	$124,000	$2,203,000
Gross Profit	927,000	246,000	71,000	1,244,000
Net loss	(249,000)	(66,000)	(19,000)	(334,000)
Property and equipment, net	474,000	—	—	474,000

7.             SUBSEQUENT EVENT

On April 27, 2006, the Company sold 1,750,000 shares of our common stock and 875,000 warrants to purchase shares of the Company’s common stock to two accredited investors in a private placement (the “April 2006 Private Placement”), one of which is currently a member of the Company’s Board of Directors. The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. The Company received gross proceeds of $175,000 and anticipates using these proceeds to expand the Company’s sales and marketing efforts and for general working capital purposes.

Pursuant to a Registration Rights Agreement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. In the event the registration statement is not declared effective by July 14, 2006, the

Company will be required to pay the non-director investor liquidated damages of 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the Company may be required to pay liquidated damages to the non-director investor.

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 2. Management’s Discussion and Analysis

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report.

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

Business Overview

We are focused on providing comprehensive solutions for streamlining and improving Internet Protocol (“IP”) transaction management. Our software products include Connect CCB, Connect IXC and the newly introduced IP Correlytics product line. By combining transaction management and correlation analytics, IP Correlytics can help simplify IP transaction complexities and improve business results. Connect CCB is an operational support services (“OSS”) product that provides integrated end-to-end customer care, provisioning and billing capabilities.

We generate revenue from the sale of software licenses, related maintenance arrangements, and professional services, such as implementation, training, application management, and hosting our software on the customer’s hardware. The software revenue from licenses and maintenance is typically recurring revenue. Services revenue is comprised of recurring fees for application management and hosting our software on the customer’s hardware, as well other professional services such as customization, implementation and training which are generally nonrecurring and primarily occur during the first year of a new customer relationship.

We continue to shift towards a mix of multi-year, subscription-based recurring licensing agreements, traditional license and maintenance agreements, and one-time and recurring professional services, marking a significant change in our revenue model. We believe this revenue model will provide greater long-term financial benefit to the Company as we expect dramatic increases in subscriber volumes for new IP services, especially in Voice-over IP (“VoIP”) phone services. Under the subscriber-based recurring revenue model, there will be a stream of recurring software revenue which will increase over time if the customer subscriber base grows year to year.

Current Conditions

As discussed elsewhere in this report, in March 2006, we issued an aggregate of $1.5 million of the senior secured debt convertible into 15.0 million shares of our common stock and warrants to purchase 7.5 million shares of our common stock to certain institutional investors resulting in gross proceeds of $1.5 million. Additionally, in April 2006, we issued an aggregate of 1.75 million shares of our common stock and warrants to purchase 875,000 shares of our common stock to certain accredited investors resulting in gross proceeds of $175,000. We plan to use the net proceeds from the March 2006 Private Placement for general working capital purposes, and the net proceeds from the April 2006 Private Placement to expand our sales and marketing efforts and for general working capital purposes

Beginning in 2004, our focus was on managing costs and expanding our sales and marketing capabilities to seek new sale opportunities for our products and services through our direct sales forces and our relationships with communications infrastructure providers. The markets for these products have been and continue to be very competitive.

During the first quarter of 2006, we entered into multi-year license, product support and professional services arrangements with two commercial VoIP providers and a municipal wireless network operator. We also completed new releases of some of our products to provide additional value for the customers in our target market.

Total revenues for the three months ended March 31, 2006 were $1.3 million, a decrease of $870,000, or 39%, from $2.2 million for the same period in 2005. The decrease resulted from a loss of $1.1 million due to the expiration of the license and services agreement with our then largest customer in December 2005, which was offset by an increase of $190,000 in revenue from other customers. Recurring revenue was $942,000, or 70.7% of total revenue for the three months ended March 31, 2006 and was $1.7 million, or 76.1% of total revenue for the three months ended March 31, 2005.

Net cash used by operating activities decreased $393,000 to $520,000 for the three months ended March 31, 2006 from $913,000 for the three months ended March 31, 2005. The decrease in net cash used by operating activities was due to the decrease in revenue and related accounts receivable for the three months ended March 31, 2006. The decrease in deferred revenue for the three months ended March 31, 2006 was $338,000 lower than the decrease during the three months ended March 31, 2005. Additionally, cash outflow decreased with the overall decrease in operating expenses and the increase in the change in accounts payable and other accrued expenses of $221,000 for the three months ended March 31, 2006 compared to the decrease in the same balance of $183,000 for the three months ended March 31, 2005.

Selected Financial Information Line Item Explanations

The following discussion and analysis provides information that we believe is relevant for an assessment and understanding of our consolidated financial condition and results of operations.

Reclassification

We have reported revenue and costs related to product support and upgrades separately. We have reclassified the revenue and costs related to product support and upgrades in prior year’s financial information to conform to the current year presentation. We believe reflecting the revenues and associated costs to product support and upgrades as separate line items provides a more accurate depiction of our operating results. Such reclassifications did not affect net loss, net loss per share or cash used by operations.

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

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our condensed unaudited financial condition and results of operations. The discussion should be read in conjunction with our condensed unaudited consolidated financial statements and related notes and the other financial information included elsewhere in this Report and those in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006. That Annual Report includes our audited consolidated financial statements for our fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Statement of Operations Data (in thousands)

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$361	$679	(318)	(47)%
Product support and upgrades revenue	310	364	(54)	(15)%
Services revenue	662	1,160	(498)	(43)%
Total revenues	1,333	2,203	(870)	(39)%
OPERATING EXPENSES
Sales and marketing	512	606	(94)	(16)%
Cost of software licenses	19	16	3	19%
Cost of product support and upgrades	84	90	(6)	(7)%
Cost of services	653	853	(200)	(23)%
Research and development	385	338	47	14%
General and administrative	508	618	(110)	(18)%
Total operating expenses	2,161	2,521	(360)	(14)%
LOSS FROM OPERATIONS	(828)	(318)	(510)	160%
INTEREST AND OTHER EXPENSES, NET	(842)	(14)	(828)	5914%
LOSS BEFORE INCOME TAX PROVISION	(1,670)	(332)	(1,338)	403%
INCOME TAX PROVISION	1	2	(1)	(50)%
NET LOSS	$(1,671)	$(334)	(1,337)	400%
Supplemental data:
Depreciation and Amortization	$36	$47	(11)	(23)%

Overview

Total revenues for the three months ended March 31, 2006 were $1.3 million, a decrease of $870,000, or 39%, from $2.2 million for the same period in 2005. The decrease resulted from a loss of $1.1 million due to the expiration of the license and services agreement with our largest customer in December 2005, which was offset by an increase of $190,000 in revenue from other existing and new customers. We added three new accounts with multiple year arrangements during the first quarter of 2006.

Total operating expenses for the three months ended March 31, 2006 were $2.2 million, a decrease of $360,000, or 14%, compared to operating expenses of $2.5 million for the three months ended March 31, 2005. Operating expenses during the first quarter of 2005 included services support and related expenses to support our then largest customer and totaled approximately $199,000. We continue our efforts to reduce operating expenses when appropriate.

The net loss for the three months ended March 31, 2006 was $1.7 million, an increase of $1.3 million, or 400% compared to the net loss of $334,000 for the three months ended March 31, 2005. During the first quarter of 2006, the Company recognized non-cash interest expense of $819,000 which related to the amortization of the beneficial conversion feature associated with the convertible debt security issued as part of the March 2006 Private Placement.

Total Revenue

Total revenues for the three months ended March 31, 2006 were $1.3 million, a decrease of $870,000, or 39%, from $2.2 million for the same period in 2005. In December 2005, the license and services agreement with our then largest customer expired. Revenue from this customer represented approximately 48%, or $1.1 million of total revenues for the three months ended March 31, 2005.

	For the Three Months Ended March 31
	2006	2005
	Total (Unaudited)	Total (Unaudited)	Revenue from Then Largest Customer	Revenue from Other Customers
REVENUES
Software license revenue	$361,000	$679,000	$503,000	$176,000
Product support and upgrades revenue	310,000	364,000	51,000	313,000
Services revenue	662,000	1,160,000	506,000	654,000
Total revenues	$1,333,000	$2,203,000	$1,060,000	$1,143,000

The overall decrease resulted from the loss of the $1.1 million in revenue from the expired license and services agreement in December 2005. This was offset by an increase in recurring software license fees from existing customers as well as three new license and services agreements entered into the first quarter of 2006. Total recurring revenue decreased $734,000, or 44%, to $942,000 for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005, which includes the $1.1 million revenue from the expired license and services agreement. We continue to focus on converting new sales opportunities into long-term recurring revenue arrangements to offset the loss of this customer.

Software License Revenue

Software license revenue decreased by $318,000 to $361,000, or 27% of total revenues, for the three months ended March 31, 2006, from $679,000, or 31% of total revenues, for the three months ended March 31, 2005. The decrease resulted from a loss of $503,000 due to the expiration of the license and services agreement with our then largest customer in December 2005, which was offset by an increase of $185,000 in revenue from other customers. Recurring subscription-based license revenue from other customers increased $214,000 for the three months ended March 31, 2006. Total non-recurring license revenue which includes sales of third party hardware and software decreased by $29,000 for the three months ended March 31, 2006 when compared to the same period in 2005.

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

Product Support and Upgrades Revenue

Product support and upgrades revenue decreased by $54,000 to $310,000, or 23% of total revenues, for the three months ended March 31, 2006, compared to $364,000, or 17% of total revenues, for the same period in 2005. The decrease was primarily attributable to the loss of $51,000 due to the expiration of the license and services agreement with our then largest customer in December 2005.

Services Revenue

Services revenue decreased to $662,000, or 50% of total revenues, for the three months ended March 31, 2006, compared to $1,160,000, or 53% of total revenues, for the same period last year. The decrease was primarily attributable to the loss of $506,000 due to the expiration of the license and services agreement with our then largest customer in December 2005, which was offset by a slight increase of $8,000 in revenue from other customers. Total recurring services revenue from other customers increased $115,000 as a result of increased application management and hosting our software on the customer’s hardware. This increase was offset by an overall decrease in nonrecurring revenue of $107,000 from custom programming and implementation services, and training.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2006 was $512,000, or 38% of total revenues, a decrease of $94,000 from $606,000, or 28% of total revenues, for the same period in 2005. The decrease in sales and marketing expense was largely due to decrease in personnel costs of approximately $23,000 and the slow down of marketing activities of approximately $68,000 when compared to 2005.

Cost of Revenues

The cost of services decreased $200,000 to $653,000, or 49% of total revenues, for the three months ended March 31, 2006, as compared to $853,000, or 39% of total revenues, for the three months ended March 31, 2005. The decrease primarily resulted from the termination of employees associated with the expiration of the Company’s largest customer’s license and services agreement in December 2005. The related severance cost incurred in 2005, as well as the overall reduction in the services personnel in 2006, also contributed to the decrease in cost of services for the three months ended March 31, 2006 compared to the same period in 2005.

Research and Development

Research and development expenses increased $47,000 to $385,000, or 29% of total revenues, for the three months ended March 31, 2006, as compared to $338,000, or 15% of total revenues, for the three months ended March 31, 2005. The increase primarily resulted from labor costs associated with our continued increased activity for new products development and enhancements to existing products of about $33,000, with a related increase of $14,000 in facilities costs, depreciation, and equipment and software-related expenses.

General and Administrative

General and administrative expense for the three months ended March 31, 2006 was $508,000, or 38% of total revenues, a decrease of $110,000 from $618,000, or 28% of total revenues, for the same period in 2005. This decrease was primarily due to an increase in efficiencies that resulted in a decrease in personnel costs of $55,000 and in professional services of $50,000.

Interest and Other Expenses, Net

Interest and other expenses, net increased to $842,000 for the three months ended March 31, 2006 from $14,000 for the three months ended March 31, 2005. This increase is due to a one-time interest charge of $819,000 resulting from the beneficial conversion feature associated with the debt security issued in the March 2006 Private Placement. There was also a decrease in interest of $11,000 for the three months ended March 31, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 was $36,000, a decrease of $11,000 from $47,000 for three months ended March 31, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	March 31, 2006	December 31, 2005	Change
			$	%
	(unaudited)
Cash and cash equivalents	$1,543	$711	$832	117%
Restricted cash	100	101	(1)	*
Accounts receivable	533	591	(58)	(10)%
Cash, cash equivalents and accounts receivable	2,176	1,403	773	55%
Current Assets	2,373	1,502	871	58%
Accounts payable and accrued expenses	1,509	1,288	221	17%
Current portion notes payable	199	288	(89)	(31)%
Deferred revenue	297	371	(74)	(20)%
Warrant Liability	543	—	543	100%
Current Liabilities	2,548	1,947	601	31%
Working Capital Surplus (Deficit)	(175)	(445)	270	61%
Long Term Liabilities	2,263	1,180	1,083	92%

*Constitutes less than 1%

Overview

Working capital increased to a deficit of $175,000 as of March 31, 2006, an increase of $270,000 from a working capital deficit of $445,000 as of December 31, 2005. This increase was primarily due to the gross proceeds from the March 2006 Private Placement, offset by the cash used in operations resulting from our operating from a loss position in the first quarter of 2006. The increase in working capital was also attributable to an overall increase in current liabilities of $601,000 and a net increase in accounts receivable and other current assets of $40,000.

We believe that existing cash balances combined with cash generated from future operations will be sufficient to support our working capital requirements through at least the next twelve months. Additionally, we may seek to reduce costs. We cannot, however, be certain that cost reductions will be effective or available.

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, financing activity. In 2006, we expect our sources of liquidity primarily will include cash from operations and investment proceeds from our June 2004 Private Placement and our March 2006 Private Placement.

Pursuant to the March 2006 Private Placement, we entered into certain agreements that contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

•    make restricted payments (including paying dividends on, and limitations on redeeming or repurchasing our capital stock);

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

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable increased to $2.1 million at March 31, 2006 from $1.4 million at December 31, 2005, primarily due to the gross proceeds from the March 2006 Private Placement offset by usage of cash for operating needs as discussed above. On March 31, 2006 and December 31, 2005, we held restricted cash of $100,000 and $101,000, respectively, pursuant to a loan agreement with First Regional Bank. On March 31, 2006, the accounts receivable balance was $533,000, a decrease of $58,000, or 10%, from the balance of $591,000 on December 31, 2005. This decrease is largely due to the decrease in revenue as well as the timing of invoices to and collections from customers.

Liabilities

Accounts payable and accrued expenses increased by $221,000 at March 31, 2006 to $1.5 million at March 31, 2006 from $1.3 million at December 31, 2005 largely due to timing of payment of outstanding invoices and accruals. The 2005 bonus accrual was still outstanding as of March 31, 2006. Additionally, during the three months ended March 31, 2006, we paid down, in full, the December 31, 2005 liability of $118,000 related to termination benefits.

In March 2006, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to January 2011 from January 2010. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate, and we will be required to make monthly interest-only payments of $7,000 from January 2006 through December 2006 and monthly interest and principal payments of $20,000 from January 2007 through January 2011. The amended payment schedule decreased the current portion of notes payable at March 31, 2006 compared to December 31, 2005.

The deferred revenue balance on March 31, 2006 decreased $74,000 or 20%, compared to the balance on December 31, 2005. The decrease in deferred revenue is primarily due to our shift to monthly billings for license and maintenance.

The warrant liability balance of $543,000 on March 31, 2006 resulted from the warrants to purchase 7.5 million shares of our common stock issued as part of the March 2006 Private Placement.

Cash Flows

Net cash used by operating activities of $520,000 for the three months ended March 31, 2006 resulted primarily from a net loss coupled with a decrease in accounts receivable and deferred revenue, offset by an increase in accounts payable and accrued liabilities. Net cash used by operating activities of $913,000 for the three months ended March 31, 2005 resulted primarily from a net loss along with an increase in current assets, offset by decreases in deferred revenue, accounts payable and accrued liabilities. The decrease in net cash used by operations of $393,000 for the three months ended March 31, 2006, compared to the same period in 2005 was primarily due to the overall decrease in operating costs as well as the decrease in accounts receivable, prepaid expenses and other current assets and an increase in accounts payable.

Net cash used in investing activities decreased to $5,000 for the three months ended March 31, 2006, as compared to $22,000 for the same period in 2005, due to the decrease in purchases of computer equipment.

Net cash provided by financing activities increased to $1.4 million for the three months ended March 31, 2006, a change of $1.5 million from $88,000 net cash used by financing activities for the three months ended March 31, 2005. This change is primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million. In addition, repayments on notes payable and capital lease obligations totaled $16,000 during the three months ended March 31, 2006, as compared to $93,000 during the three months ended March 31, 2005.

March 2006 Private Placement

On March 31, 2006, we completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million shares of our common stock to SSF. The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Upon election of SSF, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes may be converted into shares of our common stock at a conversion price of $0.10 per share. The warrants to purchase our common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Pursuant to a Registration Rights Agreement entered into between us and SSF as part of the March 2006 Private Placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. In the event a registration statement is not declared effective by July 14, 2006, we will be required to pay liquidated damages of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, it may be required to pay liquidated damages.

As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement were issued 1,713,859 additional warrants to purchase shares of the our common stock and the exercise price of the 6,869,566 outstanding warrants originally issued to these purchasers was repriced from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement expire in June 2009.

RISK FACTORS

Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this Report.

Risks Related to Our Business and Our Marketplace

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

We recorded net losses of $1.7 million and $1.4 million for the three months ended March 31, 2006 and for the fiscal year ended December 31, 2005, respectively. As of March 31, 2006, we had an accumulated deficit of $16.9 million. Of the total $16.9 million accumulated deficit, $7.7 million resulted from amortization expense and a $5.6 million write-down of purchase price goodwill. In 2006, an interest charge of $819,000 was recognized in connection with the conversion feature of the debt security issued in the March 2006 Private Placement and stock-based compensation cost of $76,000 was recorded pursuant to FAS 123R.

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

Revenue from this customer represented approximately 53%, or $4.5 million, of total revenues for the fiscal year ended December 31, 2005. If we are unable to replace the loss of revenue associated with this customer, we might need to reduce our operating costs, which could, among other things, cause difficulty in maintaining and growing the customer base, decrease our ability to attract and retain key employees and could result in a reduced stock price. We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset the loss of revenue with this customer, or at all.

Our revenues are generated from a limited number of customers and our customer base is concentrated.

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenue from our largest customer during the three months ended March 31, 2006 represented approximately 46% of total revenues for the period. The loss of an additional large customer would cause our business to be further harmed and, if a large contract is cancelled, deferred, or expires or if an anticipated contract does not materialize, our business would be harmed.

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

Following our recent financings, we need to manage growth effectively.

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

During 2005, we augmented our direct sales channel through additional third-party distribution arrangements, such as indirect sales channels, including system integrators, hardware platform and software applications developers and service providers, domestic and foreign resellers, and value-added resellers. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a competitive disadvantage if we fail to enhance these indirect sales channels.

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

Third parties may claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling or licensing our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling or licensing our products and could seriously harm our business.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully- developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months ended March 31, 2006 have decreased as compared to the same period last year. International customers represented approximately 16% and 25% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A significant number of shares of our common stock are freely tradable. Additionally, we registered, as part of our registration statement on Form SB-2, filed in May 2006 (the “2006 Registration Statement”), shares representing approximately 70% of our issued and outstanding common stock as of April 27, 2006 and approximately 36% after issuance of all currently unissued shares included in the registration statements filed in July 2004 and May 2006. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A related group of institutional investors beneficially owns approximately 60% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of April 27, 2006, SSF beneficially owns approximately 60% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to our operating performance or the performance of these companies.

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

There has been no change in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 5. Other Information

On April 27, 2006, we sold 1,750,000 shares of our common stock and 875,000 warrants to purchase shares of our common stock to two accredited investors in the April 2006 Private Placement, one of which is currently a member of our Board of Directors. The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by us of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. We received proceeds of approximately $175,000 and anticipate using the proceeds to expand our sales and marketing efforts and for general working capital purposes.

Pursuant to a Registration Rights Agreement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. In the event the registration statement is not declared effective by July 14, 2006, we will be required to pay the non-director investor liquidated damages of 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof until the default is cured. In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay liquidated damages to the non-director investor.

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1

2006 Amended and Restated Secured Promissory Note, dated March 31, 2006 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc. (filed as Exhibit 10.40 to the Company’s annual report on Form 10KSB filed April 17, 2006 and incorporated by reference herein)

10.2

Confirmation of Guaranty dated March 31, 2006 by and between Primal Solutions, Inc. and Lightbridge, Inc. (filed as Exhibit 10.41 to the Company’s annual report on Form 10KSB filed April 17, 2006 and incorporated by reference herein)

10.3

Subordination Agreement, dated as of March 31, 2006, by and among Lightbridge Inc., Wireless Billing Systems, Primal Solutions, Inc. and the senior lenders whose names appear on the signature pages thereto. (filed as Exhibit 10.42 to the Company’s annual report on Form 10KSB filed April 17, 2006 and incorporated by reference herein)

10.4

Purchase Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.1 to the Company’s report on Form 8K on April 3, 2006 and incorporated by reference herein)

10.5

Pledge and Security Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.2 to the Company’s report on Form 8K on April 3, 2006 and incorporated by reference herein)

10.6

Form of Warrant to purchase shares of Common Stock, dated March 31, 2006, issued by Primal Solutions Inc. to the investors under that certain Purchase Agreement dated as of March 31, 2006 (filed as Exhibit 10.3 to the Company’s report on Form 8K on April 3, 2006 and incorporated by reference herein)

10.7

Registration Rights Agreement, dated as of March 31, 2006, by and between Primal Solutions, Inc. and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 3, 2006 and incorporated by reference herein)

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

PRIMAL SOLUTIONS, INC.

(Registrant)

May 15, 2006	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer and President

May 15, 2006	/s/ William C. Bousema
William C. Bousema
Chief Financial Officer,
Senior Vice President and Secretary