Form 10QSB
period 2006-06-30
PRIMAL SOLUTIONS INC
filed 2006-08-18
CIK 1124217

As filed with the Securities and Exchange Commission on August 18, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2006

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

Number of shares outstanding as of the close of business on August 15, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,293,824

Transitional Small Business Disclosure Format (Check one):                                      Yes  ☐              No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited) and for the six months ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 6.	Exhibits

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$857,000	$711,000
Restricted cash	101,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	533,000	591,000
Prepaid expenses and other current assets	235,000	99,000
Total current assets	1,726,000	1,502,000

Property and Equipment, net of accumulated depreciation of $1,480,000 and $1,518,000, respectively	415,000	474,000
Goodwill	593,000	593,000
Other Assets	179,000	115,000
	$2,913,000	$2,684,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$269,000	$230,000
Accrued liabilities	433,000	453,000
Accrued salaries and benefits	694,000	605,000
Deferred revenue	541,000	371,000
Short-term borrowings and current portion of long-term debt	423,000	288,000
Warrant liability	507,000	—
Total current liabilities	2,867,000	1,947,000

Long-term debt, net of current portion	950,000	1,078,000
Senior convertible debt	1,500,000	—
Other liabilities	3,000	102,000
	5,320,000	3,127,000
Commitments and Contingencies (Notes 3 and 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,293,824 and 36,363,641 shares issued and outstanding, respectively	383,000	364,000
Additional paid-in capital	13,746,000	13,249,000
Warrants	1,544,000	1,217,000
Accumulated deficit	(18,080,000)	(15,273,000)
Net stockholders’ equity (deficit)	(2,407,000)	(443,000)
	$2,913,000	$2,684,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Software licenses revenue	$436,000	$684,000	$797,000	$1,363,000
Product support and upgrades revenue	327,000	354,000	637,000	718,000
Software revenues	763,000	1,038,000	1,434,000	2,081,000

Services revenue	689,000	914,000	1,351,000	2,074,000
Total revenues	1,452,000	1,952,000	2,785,000	4,155,000

Operating Expenses
Sales and marketing	669,000	547,000	1,181,000	1,153,000
Cost of software licenses	79,000	6,000	98,000	22,000
Cost of product support and upgrades	151,000	145,000	235,000	235,000
Cost of services	498,000	775,000	1,151,000	1,628,000
Research and development	424,000	492,000	809,000	830,000
General and administrative	567,000	460,000	1,074,000	1,078,000
Total operating expenses	2,388,000	2,425,000	4,548,000	4,946,000

Loss from operations	(936,000)	(473,000)	(1,763,000)	(791,000)
Interest and other expenses, net	427,000	(23,000)	(1,041,000)	(37,000)
Loss before income tax provision	(509,000)	(496,000)	(2,804,000)	(828,000)
Income tax provision	2,000	—	3,000	2,000
Net loss	$(511,000)	$(496,000)	$(2,807,000)	$(830,000)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.08)	$(0.02)
Weighted-average basic and diluted common shares outstanding	37,774,593	36,317,762	37,119,117	36,273,180

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash Flows from Operating Activities
Net loss	$(2,807,000)	$(830,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	67,000	89,000
Amortization of conversion feature into interest expense	450,000	—
Amortization of debt issuance cost	22,000	—
Warrant expense	1,019,000	—
(Gain) on change in fair value of warrant liability	(512,000)	—
Non-cash stock-based compensation costs	248,000	—
Loss/(gain) on disposal of assets	(3,000)	1,000
Changes in operating assets and liabilities:
Accounts receivable	57,000	97,000
Prepaid expenses and other current assets	12,000	(83,000)
Accounts payable and other accrued liabilities	2,000	40,000
Non-current accrued interest	7,000	13,000
Deferred revenue	170,000	(21,000)
Net cash used by operating activities	(1,268,000)	(694,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(8,000)	(30,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(5,000)	(30,000)

Cash Flow from Financing Activities
Decrease (increase) in restricted cash	—	(100,000)
Payments on capital lease obligations	(11,000)	(2,000)
Proceeds from promissory note	100,000	100,000
Retirement of promissory note	(100,000)	(100,000)
Payments on notes payable	(29,000)	(156,000)
Cost of private placements	(226,000)	—
Proceeds from private placements	1,675,000	—
Proceeds from issuance of common stock, net	10,000	3,000
Net cash provided (used) by financing activities	1,419,000	(255,000)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	$146,000	$(979,000)
CASH AND CASH EQUIVALENTS, beginning of period	711,000	2,603,000
CASH AND CASH EQUIVALENTS, end of period	$857,000	$1,624,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$46,000	$26,000
Taxes	$3,000	$2,000

Non-cash Financing Activities
Financing of business insurance premiums	$47,000	$—
Modification of June 2004 Private Placement Warrants	$189,000	$—
Issuance of March 2006 Private Placement Warrants	$995,000	$—

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2005 Form 10-KSB. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an Amendment to FASB Statement No. 140 (“SFAS 156”) with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.

Summary of Significant Accounting Policies

Revenue Recognition—The Company derives revenues from the sale of software licenses, product support and upgrades fees, and professional services, which include installation, training and customization, application management, and hosting the Company’s software on the customer’s hardware. The Company enters into a multiple element arrangement through a license and maintenance agreement with the customer, and includes a license for the Company’s software, post-warranty maintenance fees for technical support and product updates over a one-year period. Although the agreement typically includes professional services fees for installation, training and customization, most professional services are sold separately and all are based on time spent and materials used.  The Company licenses the software under an upfront fee payment, or monthly subscription that includes maintenance support, and both are based on the customer’s number of subscribers or similar measure.  Customers generally subscribe to product support and upgrade, i.e. maintenance.

The Company recognizes revenue using the residual method pursuant to the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price historically charged if that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the historical fee charged to the customer. The Company determines the fair value of professional services, if included in a multiple element arrangement, based on the hourly rates that the Company charges for these services when sold independently from a software license. If VSOE of fair value cannot be established for the undelivered elements of a multiple element arrangement, the entire amount of revenue is deferred and recognized ratably over the period that these elements are delivered.

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

Software License Revenue—Under SOP 97-2, revenue is recognizable when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. For software license arrangements that do not require significant modification or customization of the underlying software, the Company will recognize the software license revenue in this manner. Certain software license arrangements are based on monthly subscriber volume and the Company bills the customer on a monthly basis as volume varies. Under this type of arrangement, the Company recognizes the software license revenue in the month earned.

Product Support and Upgrades Revenue—The Company’s software license arrangement includes a maintenance component, beyond the basic warranty period and is a separate fee. During the maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. The maintenance fee is generally priced as a percentage of the software license fee. The Company’s customers opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

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

The Company recognizes revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. The Company estimates the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the milestone or total contract amount until acceptance is obtained. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon the customer’s acknowledgement of final acceptance. When the total cost estimate exceeds revenues, the estimated loss is accrued immediately using cost estimates based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

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

The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”), is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net loss, as reported	$(511,000)	$(496,000)	$(2,807,000)	$(830,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(30,000)	N/A	(65,000)
Pro Forma net loss	$(511,000)	$(526,000)	$(2,807,000)	$(895,000)

Net loss per share:

Basic and Diluted-as reported	$(0.01)	$(0.01)	$(0.08)	$(0.02)

Basic and Diluted-pro forma	NA	$(0.01)	NA	$(0.02)

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at June 30, 2006 and 2005 are primarily due from the major customers indicated below.

During each of the three months ended June 30, 2006 and June 30, 2005, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues.  During the six months ended June 30, 2006 and June 30, 2005, the Company had three customers and two customers, respectively that individually accounted for more than 10% of total revenues.

At June 30, 2006, the Company had four customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $432,000, as compared to June 30, 2005, when the Company had two customers individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $215,000.

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share—
Net loss available to stockholders	$(511,000)	$(496,000)	$(2,807,000)	$(830,000)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	37,774,593	36,317,762	37,119,117	36,273,180
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	37,774,593	36,317,762	37,119,117	36,273,180
Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.08)	$(0.02)

2.                                      BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
June 30, 2006 (unaudited)
Corsair Communications, Inc.	$82,000	$900,000	$982,000
Spieker Properties, L.P.	200,000	—	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	23,000	50,000	73,000
AICCO	18,000	—	18,000
Total	$423,000	$950,000	$1,373,000

December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	22,000	62,000	84,000
Total	$288,000	$1,078,000	$1,366,000

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

Effective June 2005, the Company executed another amendment to note. This amendment extended the maturity date to January 1, 2010 from the previous maturity date of December 26, 2006. Pursuant to the amended terms of the note, interest continued to accrue at the same rate of 8.0%, and the Company made interest-only payments of approximately $7,000 from July 2005 through December 2005. The Company was also required to make monthly principal and interest payments of $15,000 from January 2006 through June 2006, $25,000 from July 2006 through December 2009, and a final payment of $23,000 in January 2010.

In March 2006, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 are due monthly until paid in full in December 2011.   The interest remains at 8.0%. This obligation was subordinated to the convertible notes issued in the March 2006 private placement. At June 30, 2006, the outstanding balance of the note was $982,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At June 30, 2006, the total balance outstanding was $313,000 which included principal balance of $200,000 and accrued interest expense of $113,000.

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

In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit related to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account, which is currently 2.75% annually. The loan balance is due in full in February 2007.  At June 30, 2006, the outstanding balance on this note was $100,000.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment, which is accounted for as a capital lease. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of June 30, 2006, the outstanding balance was $73,000.

Note Payable to AICCO

In February 2006, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $47,000 at an interest rate of 8.88%. The Company is obligated to make eight monthly principal and interest payments of $6,000 from March 2006 through October 2006.  At June 30, 2006, the outstanding balance was $18,000.

3.                                      PRIVATE PLACEMENTS

April 2006 Private Placement

On April 27, 2006, the Company sold 1,750,000 shares of common stock and 875,000 warrants to purchase shares of the Company’s common stock to two accredited investors in a private placement (the “April 2006 Private Placement”), one of which is currently a member of the Company’s Board of Directors (“Director Investor”). The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. The Company received gross proceeds of $175,000 and anticipates using these proceeds to expand the Company’s sales and marketing efforts and for general working capital purposes.

Pursuant to a Registration Rights Agreement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 14, 2006, the Company may be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the non-director investor may require that the Company pay liquidated damages to the non-director investor.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), the Company allocated the total proceeds received from the Director Investor between the shares of common stock and the warrants issued based on their relative estimated fair values at the date of issuance.  The Company calculated the fair value of the warrants on the date of the issuance using the Black-Scholes model.  As a result of this analysis, the Company allocated $41,000 from the proceeds to warrants.

Under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $24,000 which equals the fair value of the warrants on the date of issuance was recognized with the offsetting entry as a charge to earnings.  Additionally, the decrease in the fair value from the date of issuance to the quarter-end totaled $9,000 and was recorded as a gain during the quarter ended June 30, 2006.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

March 2006 Private Placement

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

Because the market value of the common stock was higher than the conversion price of $0.10 per share on the date of issuance, the conversion feature is considered to be a beneficial conversion feature. Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company allocated the intrinsic value of the beneficial conversion feature to additional paid in capital from the gross proceeds of $1.5 million. The Company calculated the total intrinsic value of the beneficial conversion feature at the date of issuance to be $450,000. The discount resulting from this allocation to the beneficial conversion feature is amortized from the date of issuance to the date of earliest conversion. Under the terms of the Notes, SSF may exercise the conversion feature at any time. Consequently, the Company recorded interest expense of $450,000 on March 31, 2006.

Under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $995,000 which equals the fair value of the warrants on the date of issuance, was recognized with the offsetting entry as a charge to earnings.  Additionally, the decrease in the fair value during the quarter ended June 30, 2006 totaled $503,000 and was recorded as a gain during the quarter ended June 30, 2006.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 14, 2006, the Company may be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay liquidated damages.

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

The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black Scholes model. The Company reclassed the increase of $189,000 from additional paid in capital to warrants in shareholders’ equity.

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

5.             STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At June 30, 2006 and December 31, 2005, options to purchase 2,893,298 and 2,835,997 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  At June 30, 2006 and December 31, 2005, options to purchase 1,680,983 and 1,009,581 shares, respectively, of common stock were exercisable under the 2004 FIP.

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (“the 2006 SOP”), as recommended by the Board’s Compensation Committee.  The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock.  The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP.  Options granted under the 2006 SOP will be nonqualified stock options.  There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP.  The 2006 SOP will expire in July 2016.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $75,000 and $151,000 for the three months and six months ended June 30, 2006, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumes that performance goals will be achieved. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the options granted during the six months ended June 30, 2006 and 2005:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Expected volatility	150%	225%
Risk-free rate	4.86%	3.50%
Expected Term	10 years	8.9 years

A summary of option activity under the 2001 FIP and the 2004 FIP as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	7,529,931	$0.13
Granted	1,090,945	0.12
Exercised	(144,009)	0.05
Forfeited or expired	(229,444)	0.16
Outstanding as of June 30, 2006 (unaudited)	8,247,423	$0.13	7.92	$20,000
Exercisable as of June 30, 2006 (unaudited)	4,574,261	$0.12	7.02	$20,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.12 and $0.14, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13,000 and $24,000, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2006	3,720,529	$0.14
Granted	1,090,945	0.12
Vested	(934,130)	0.14
Forfeited	(204,182)	0.16
Nonvested as of June 30, 2006 (unaudited)	3,673,162	$0.14

As of June 30, 2006, there was $253,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP. This cost is expected to be recognized over a period of 3 years.

Cash received from option exercise under all share-based payment arrangements was $10,000, in each of the six months ended June 30, 2006 and June 30, 2005.

Warrants

In May 2006, the Company issued to non-employee members of the Board of Directors a total of 1.0 million warrants to purchase common stock at a price of $0.10 per share, fair market value at the time of the grant.  These warrants were fully vested at issuance.  The Company recognized stock-based compensation expense of $97,000 during the three and six months ended June 30, 2006 related to these warrants.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the compensation-based warrants granted during the six months ended June 30, 2006:  expected volatility of 128%, risk-free interest rate of 5.05% and a weighted-average contractual life of 10 years.  During the six months ended June 30, 2005, the Company did not issue any warrants.

A summary of compensation-based warrant activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	1,427,174	$0.14
Granted	1,000,000	0.10
Exercised	—
Canceled	—
Outstanding as of June 30, 2006 (unaudited)	2,427,174	$0.13	7.07	$15,000
Exercisable as of June 30, 2006 (unaudited)	2,427,174	$0.13	7.07	$15,000

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

Operating segment data for the three and six months ended June 30, 2006 and 2005 were as follows:

	License	Support	Services	Total
Three months ended June 30, 2006
Revenues	$436,000	$327,000	$689,000	$1,452,000
Cost of Revenues	79,000	151,000	498,000	728,000
Gross Profit	$357,000	$176,000	$191,000	$724,000
Three months ended June 30, 2005
Revenues	$684,000	$354,000	$914,000	$1,952,000
Cost of Revenues	6,000	145,000	775,000	926,000
Gross Profit	$678,000	$209,000	$139,000	$1,026,000

	License	Support	Services	Total
Six months ended June 30, 2006
Revenues	$797,000	$637,000	$1,351,000	$2,785,000
Cost of Revenues	98,000	235,000	1,151,000	1,484,000
Gross Profit	$699,000	$402,000	$200,000	$1,301,000
Six months ended June 30, 2005
Revenues	$1,363,000	$718,000	$2,074,000	$4,155,000
Cost of Revenues	22,000	235,000	1,628,000	1,885,000
Gross Profit	$1,341,000	$483,000	$446,000	$2,270,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended June 30, 2006
Revenues	$1,245,000	$164,000	$43,000	$1,452,000
Gross Profit	620,000	82,000	22,000	724,000
Net loss	(437,000)	(58,000)	(16,000)	(511,000)
Property and equipment, net	415,000	—	—	415,000

Three months ended June 30, 2005
Revenues	$1,589,000	$228,000	$135,000	$1,952,000
Gross Profit	835,000	120,000	71,000	1,026,000
Net loss	(404,000)	(58,000)	(34,000)	(496,000)
Property and equipment, net	528,000	—	—	528,000

Six months ended June 30, 2006
Revenues	$2,368,000	$328,000	$89,000	$2,785,000
Gross Profit	1,106,000	153,000	42,000	1,301,000
Net loss	(2,387,000)	(330,000)	(90,000)	(2,807,000)
Property and equipment, net	415,000	—	—	415,000

Six months ended June 30, 2005
Revenues	$3,240,000	$656,000	$259,000	$4,155,000
Gross Profit	1,770,000	358,000	142,000	2,270,000
Net loss	(647,000)	(131,000)	(52,000)	(830,000)
Property and equipment, net	528,000	—	—	528,000

7.             SUBSEQUENT EVENT

On July 12, 2006, the Company issued to a new customer a five-year warrant to purchase up to 1.5 million shares of the Company’s common stock at an exercise price of $0.28 per share (subject to adjustment in certain circumstances).  The warrants were issued in connection with entering into a three-year software license and services agreement.  Upon the issuance of the warrants, the right to purchase 300,000 shares vested and the remainder will vest in 400,000 share increments if and when stated targets of cumulative license fee and maintenance revenue paid to the Company under the license and services agreement are met.  Vested warrants are exercisable for three years after the vesting date and expire immediately prior to a change in control of the Company.

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

Business Overview

We are focused on providing comprehensive solutions for streamlining and improving Internet Protocol (“IP”) transaction management. Our software product lines are IP Correlytics (“IPC”), Connect CCB (“CCB”), and Connect IXC (“IXC”).  IPC provides a solution that combines IP transaction management and correlation analytics in a unique way that can help simplify the complexities of an IP transaction and provides for improved business results.  IP transactions occur across the Internet through Voice-over IP (“VoIP”), clearinghouse activities such as advertising, financial, digital media and others.   CCB is an operational support services (“OSS”) product that provides integrated end-to-end customer care, provisioning and billing capabilities.  In certain instances, we combine the features of IPC or IXC with CCB in a single instance to meet our customer’s requirements.

We generate revenue, which is generally recurring in nature from the sale of software licenses and related maintenance arrangements, and application management and hosting services.  Our revenue from professional services rendered for customization, installation, implementation, and training are non-recurring, while revenue for application management and hosting our software on the customer’s hardware is recurring in nature.

We continue to shift towards multi-year, subscription-based recurring software licensing and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  We have increased recurring revenues from professional services for application management and hosting of customer hardware.  These changes have marked a significant change in our revenue model. We believe this revenue model will provide greater long-term financial benefit to the Company as we expect dramatic increases in our customers’ subscriber volumes for new IP services, especially in VoIP phone services and Wi-Fi services. Under the subscriber-based recurring revenue model, recurring software and maintenance revenues will increase over time if the customers’ subscriber bases increase.

Current Conditions

As discussed elsewhere in this report, in March 2006, we issued an aggregate of $1.5 million of the senior secured debt convertible into 15.0 million shares of our common stock and warrants to purchase 7.5 million shares of our common stock to certain institutional investors resulting in gross proceeds of $1.5 million (the “March 2006 Private Placement”). Additionally, in April 2006, we issued an aggregate of 1.75 million shares of our common stock and warrants to purchase 875,000 shares of our common stock to certain accredited investors resulting in gross proceeds of $175,000 (the “April 2006 Private Placement” and together, the “2006 Private Placements”). We plan to use the net proceeds from the March 2006 Private Placement for general working capital purposes, and the net proceeds from the April 2006 Private Placement to expand our sales and marketing efforts and for general working capital purposes.

Beginning in 2004, our focus shifted to managing costs and expanding our sales and marketing capabilities to seek new sale opportunities for our products and services through our direct sales forces and expanding the number of co-marketing, lead sharing and interoperability relationships with consultants and equipment vendors who are active in those markets.  Since October 2005, we have increased our marketing activities to build market awareness of our solutions, including through increased industry analysts coverage, the press, and presentations at trade shows and industry organizations.

During 2006, we entered into multi-year license, product support and professional services arrangements with two commercial VoIP providers and a municipal wireless network operator. We believe this is the result of us increasing our research and development expenditures during 2005.  We licensed our IPC software, which we released in late 2005, to, and are providing application management and host equipment for, a leading municipal Wi-Fi multi-cities operator, a Fortune 500 company.  Also, we have released updated versions of CCB and IXC, which we recently installed and are operating at a new major commercial VoIP customer.  These releases also provide additional value for our existing customers. While we believe our software product lines are leading or very competitive in the market, our primary geographic market, the United States of America, continues to be very competitive.  While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets, due to our current lack of a more fully-developed international sales and support capability.

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

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  In 2006, interest expense also includes the initial recording of warrants issued in connection with the 2006 Private Placements as liabilities, the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

Results of operations for the three months ended June 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Three Months Ended June 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$436	$684	(248)	(36)%
Product support and upgrades revenue	327	354	(27)	(8)%
Services revenue	689	914	(225)	(25)%
Total revenues	1,452	1,952	(500)	(26)%
OPERATING EXPENSES
Sales and marketing	669	547	122	22%
Cost of software licenses	79	6	73	1217%
Cost of product support and upgrades	151	145	6	4%
Cost of services	498	775	(277)	(36)%
Research and development	424	492	(68)	(14)%
General and administrative	567	460	107	23%
Total operating expenses	2,388	2,425	(37)	(2)%
LOSS FROM OPERATIONS	(936)	(473)	(463)	(98)%
INTEREST AND OTHER EXPENSES, NET	427	(23)	450	(1957)%
LOSS BEFORE INCOME TAX PROVISION	(509)	(496)	(13)	3%
INCOME TAX PROVISION	2	—	2	100%
NET LOSS	$(511)	$(496)	(15)	(3)%
Supplemental data:
Depreciation and amortization	$31	$42	(11)	(26)%

Overview

During the second quarter of 2006, revenues decreased by $500,000, or 26% to $1.45 million as compared to $1.95 million for the same period in the prior year. The net decrease was comprised of loss of revenue of $1.1 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, offset by an increase in revenue of $559,000, or 63% from remaining existing customers and new customers.  During the second quarter of 2006, operating expenses decreased by $37,000, or 2% as compared to the same period in 2005.  In January 2006, we began expensing stock compensation costs as required by FAS 123R, which totaled $75,000 for the second quarter.  During the same period in 2005, we incurred cost of services expenses that were labor related to support our then largest customer which accounted for much of the $277,000 difference in cost of services as compared to 2006.  During the second quarter of 2006, we issued warrants to members of the board of directors, resulting in compensation expense of $97,000, which is included in general and administrative expenses.  Excluding non-cash compensation expenses, total operating expenses decreased by approximately $210,000 as compared to the same period in 2005.

As a part of accounting for the 2006 Private Placements during the second quarter of 2006, we incurred non-cash interest expense of $24,000, and a gain of $512,000 resulting from the decrease in the fair value of warrants accounted for as liabilities.  We incurred interest expense of $19,000 in the same period for the related $1.5 million senior secured convertible note.

Total Revenues

Revenues for the three months ended June 30, 2006 were $1.45 million, a decrease of $500,000, or 26%, from $1.95 million for the same period in 2005. The net decrease was comprised of loss of revenue of $1.1 million from our then largest customer in 2005 whose license and services agreement expired in December 2005, offset by an increase in revenue of $559,000, or 63% from remaining existing customers and new customers.  Total revenue from our current largest customer during the three months ended June 30, 2006 represented approximately 24% of total revenues.

	For the Three Months Ended June 30
	2006	2005
	Total (Unaudited)	Total (Unaudited)	Revenue from Then Largest Customer	Revenue from Other Customers
REVENUES
Software license revenue	$436,000	$684,000	$502,000	$182,000
Product support and upgrades revenue	327,000	354,000	51,000	303,000
Services revenue	689,000	914,000	506,000	408,000
Total revenues	$1,452,000	$1,952,000	$1,059,000	$893,000

Revenue was $1.45 million, or a 63% increase as compared to revenue from other customers of $893,000 during the same period in 2005.  During the second quarter, recurring revenue increased by $315,000, or 48% to $972,000 as compared to $657,000 of recurring revenue from other customers for the same period in the prior year.   The increase was primarily due to an increase in license and application management fees.  Nonrecurring revenue was $480,000 or a 104% increase as compared to $236,000 for the same period last year.

We define recurring revenue as revenue derived from subscriber-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

During the second quarter of 2006, software license revenue decreased by $248,000, or 36%, to $436,000, or 30% of total revenues as compared to $684,000, or 35% of total revenues for the same period in the prior year. The net decrease was the result of an increase in revenue of $254,000, or 240% from other customers and a decrease of $502,000 from our same period 2005 then largest customer.

During the second quarter of 2006, recurring subscription-based license revenue increased by $178,000 or 102%, to $352,000, as compared to revenue from other customers of $174,000 for the same period in the prior year. Total nonrecurring license revenue which includes sales of third party hardware and software increased by $76,000 for the three months ended June 30, 2006 when compared to the same period in 2005.

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

Product Support and Upgrades Revenue

Product support and upgrades revenue was $327,000, a decrease of $27,000, for the three months ended June 30, 2006, as compared to $354,000, for the same period in 2005. The net decrease was the result of an increase in revenue from other customers of $24,000 and a decrease of $51,000 from our same period 2005 then largest customer.

During the three months ended June 30, 2006, recurring product support and upgrade revenue increased $24,000, or 7% to $327,000, as compared to recurring revenue from other customers of $303,000 for the same period in the prior year.

Services Revenue

Services revenue was $689,000, or 47% of total revenues, for the three months ended June 30, 2006, as compared to $914,000, or 47% of total revenues, for the same period last year. The net decrease was due to an increase in revenue of $281,000, or 69% from other customers and a loss of $506,000 in revenue from our 2005 then largest customer.

For the quarter ended June 30, 2006, recurring services revenue was $293,000, an increase of $112,000, or 62%, as compared to recurring revenue from other customers of $181,000 for the same period in the prior year.  This was due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue for the three months ended June 30, 2006 was $395,000, an increase of $168,000, or 73% from implementation, customization, and training in connection with two new customers and ongoing up-sell services.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2006 was $669,000, an increase of $122,000 from $547,000 for the same period in 2005.  The increase in sales and marketing expense was largely due to an increase in personnel costs of approximately $211,000, a reduction of $95,000 due to attending fewer trade shows when compared to 2005.

Cost of Revenues

The cost of software licenses increased $73,000 to $79,000 for the three months ended June 30, 2006, as compared to $6,000 for the three months ended June 30, 2005.  The increase relates to the cost of nonrecurring third party software and hardware for a new customer.

The cost of services was $498,000, a decrease of $277,000 or 36%, for the three months ended June 30, 2006, as compared to $775,000 for the three months ended June 30, 2005. During the same period in 2005, we incurred cost of services expenses that were labor related to support our then largest customer which accounted for much of the $277,000 difference in cost of services as compared to 2006.  We reduced the number of services personnel in December 2005.

Research and Development

Research and development expenses decreased $68,000 to $424,000, for the three months ended June 30, 2006, as compared to $492,000 for the three months ended June 30, 2005. The net decrease during the second quarter of 2006, as compared to the same quarter in 2005 was primarily due to us using fewer contractors and increasing our headcount for programmers.

General and Administrative

General and administrative expense for the three months ended June 30, 2006 was $567,000, an increase of $107,000 from $460,000 for the same period in 2005. This increase was primarily due to an increase in non-cash warrant expense of $97,000, an increase in professional services fees, and a decrease in labor costs of $36,000.

Interest and Other Expenses, Net

Interest and other expenses, net was a net gain of $427,000 for the three months ended June 30, 2006.  This is related to the 2006 Private Placements and is due to a gain of $512,000 from the decrease in the fair value of the warrants accounted for as derivative instruments offset by a $24,000 expense for warrants issued to a non-director investor, and the monthly amortization of the deferred debt issuance costs. Interest expense was $23,000 for the three months ended June 30, 2005.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 was $31,000, a decrease of $11,000 from $42,000 for three months ended June 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Results of operations for the six months ended June 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Six Months Ended June 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$797	$1,363	(566)	(42)%
Product support and upgrades revenue	637	718	(81)	(11)%
Services revenue	1,351	2,074	(723)	(35)%
Total revenues	2,785	4,155	(1,370)	(33)%
OPERATING EXPENSES
Sales and marketing	1,181	1,153	28	2%
Cost of software licenses	98	22	76	345%
Cost of product support and upgrades	235	235	—	—%
Cost of services	1,151	1,628	(477)	(29)%
Research and development	809	830	(21)	(3)%
General and administrative	1,074	1,078	(4)	*
Total operating expenses	4,548	4,946	(398)	(8)%
LOSS FROM OPERATIONS	(1,763)	(791)	(972)	(123)%
INTEREST AND OTHER EXPENSES, NET	(1,041)	(37)	(1,004)	(2714)%
LOSS BEFORE INCOME TAX PROVISION	(2,804)	(828)	(1,976)	(239)%
INCOME TAX PROVISION	3	2	1	50%
NET LOSS	$(2,807)	$(830)	(1,977)	(238)%
Supplemental data:
Depreciation and Amortization	$67	$89	(22)	(25)%

*Constitutes less than 1%

Overview

Total revenues for the six months ended June 30, 2006 were $2.8 million, a decrease of $1.4 million, or 33%, from $4.2 million for the same period in 2005. The decrease resulted from a loss of revenue of $2.1 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, offset by an increase in revenue of $749,000, or 37% from remaining existing customers and new customers.  During the first half of 2006, operating expenses decreased by $398,000, or 8% as compared to the same period in 2005.  In January 2006, we began expensing stock compensation costs, as required by FAS 123R, which totaled $151,000 for the six months ended June 30, 2006.  During the same period in 2005, we incurred cost of services expenses that were labor related to support our then largest customer which accounted for much of the $477,000 difference in cost of services as compared to 2006.  During the second quarter of 2006, we issued warrants to members of the board of directors, resulting in compensation expense of $97,000, which is included in general and administrative expenses.  Excluding non-cash stock-based compensation expenses, total operating expenses decreased by approximately $646,000 as compared to the same period in 2005.

As a part of accounting for the 2006 Private Placements, we incurred non-cash interest expense of $1.5 million which related to the amortization of the beneficial conversion feature associated with the convertible debt security issued as part of the March 2006 Private Placement as well as the warrants issued as part of the 2006 Private Placements.  This was offset by the gain of $512,000 recognized during the second quarter of 2006 for the decrease in the fair value of warrants accounted for as liabilities.  We incurred interest expense of $19,000 for the related $1.5 million senior secured convertible note.

Total Revenue

Revenues for the six months ended June 30, 2006 were $2.8 million, a decrease of $1.4 million, or 33%, from $4.1 million for the same period in 2005. The net decrease was comprised of loss of revenue of $2.1 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, and an increase in revenue of $748,000, or 37% from remaining existing customers and new customers.  Total revenue from our current largest customer during the six months ended June 30, 2006 represented approximately 46% of total revenues.

	For the Six Months Ended June 30
	2006	2005
	Total	Total	Revenue from Then Largest Customer	Revenue from Other Customers
	(Unaudited)	(Unaudited)
REVENUES
Software license revenue	$797,000	$1,363,000	$1,005,000	$358,000
Product support and upgrades revenue	637,000	718,000	103,000	615,000
Services revenue	1,351,000	2,074,000	1,011,000	1,063,000
Total revenues	$2,785,000	$4,155,000	$2,119,000	$2,036,000

Revenue was $2.79 million, a 37% increase, as compared to revenue from other customers of $2.04 million during the same period in 2005.  During the six months ended June 30, 2006, recurring revenues was $1.91 million, a 50% increase as compared to recurring revenue from other customers of $1.27 million during the same period in 2005.  This resulted from an increase in fees from monthly subscription based licenses and from three license and services agreements entered into during the six months ended 2006.

We define recurring revenue as revenue derived from subscriber-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

For the six months ended June 30, 2006, software license revenue was $797,000, a decrease of $566,000 from $1.4 million of total revenues for the same period last year. The net decrease was the result of an increase in revenue from other customers of $439,000, or 123% and a decrease of $1.0 million in revenue from our same period 2005 then largest customer.

During the six months ended June 30, 2006, recurring subscription-based license revenue increased by $393,000, or 133% to $689,000, as compared to revenues from other customers of $296,000 for the same period in the prior year.  Total nonrecurring license revenue which includes sales of third party hardware and software was $108,000 for the six months ended June 30, 2006, an increase of $47,000 or 74% as compared to the same period in the prior year.

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

Product Support and Upgrades Revenue

Product support and upgrades revenue decreased by $81,000 to $637,000, or 23% of total revenues, for the six months ended June 30, 2006, compared to $718,000, or 17% of total revenues, for the same period in 2005. The net decrease was the result of an increase in revenue from other customers of $22,000 and a decrease of $103,000 from our same period 2005 largest customer.

During the six months ended June 30, 2006, recurring product support and upgrade revenue increased $22,000, or 4% to $637,000, as compared to recurring revenue from other customers of $615,000 for the same period in the prior year.

Services Revenue

Services revenue was $1.4 million, or 49% of total revenues, for the six months ended June 30, 2006, as compared to $2.1 million, or 50% of total revenues, for the same period last year. The net decrease was due to an increase in revenue of $288,000, or 27% from other customers and a loss of $1.0 million in revenue from our 2005 then largest customer.

For the six months ended June 30, 2006, recurring services revenue was $589,000, an increase of $227,000 or 63%, as compared to recurring revenue from other customers of $362,000 in the same period last year.  This increase was due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue was $762,000, an increase of $61,000, or 9% as compared to nonrecurring revenue from other customers of $701,000 in the same period last year.  The increase was due to an increase in implementation, customization, and training in connection with two new customers during 2006.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2006 was $1.2 million, a slight increase of $28,000 from $1.2 million for the same period in 2005. The increase in sales and marketing expense was largely due to an increase in personnel costs of approximately $188,000 and reductions in marketing related activities such as trade shows and travel-related expenses when compared to 2005.

Cost of Revenues

The cost of software licenses increased $76,000 to $98,000 for the six months ended June 30, 2006, as compared to $22,000 for the six months ended June 30, 2005.  The increase relates to the cost of nonrecurring third party software and hardware for a new customer.

The cost of services decreased $477,000 to $1.2 million for the six months ended June 30, 2006, as compared to $1.6 million for the six months ended June 30, 2005. The decrease primarily resulted from the termination of employees associated with the expiration of the Company’s largest customer’s license and services agreement in December 2005. The related severance cost incurred in 2005, as well as the overall reduction in the services personnel in 2006, also contributed to the decrease in cost of services for the six months ended June 30, 2006 compared to the same period in 2005.

Research and Development

Research and development expenses decreased $21,000 to $809,000 for the six months ended June 30, 2006, as compared to $830,000 for the six months ended June 30, 2005. The decrease primarily resulted from a significant decline in outside contract labor costs of approximately $129,000.  This decrease was offset with an overall increase in headcount which contributed to a higher allocation of facilities costs, depreciation, and administrative expense during the six months ended June 30, 2006.

General and Administrative

General and administrative expense for the six months ended June 30, 2006 was $1.1 million, a decrease of $4,000 from $1.1 million for the same period in 2005. This net decrease was primarily due to a decrease in personnel costs of $91,000, travel-related expenses of $13,000, and business insurance costs of $23,000, which was offset by an increase in non-cash compensation expense of $97,000 related to the warrants issued to the members of the board of directors and the overall professional services.

Interest and Other Expenses, Net

Interest and other expenses, net increased to $1.0 million for the six months ended June 30, 2006 from $37,000 for the six months ended June 30, 2005. This increase is due to a one-time interest charge of $450,000 resulting from the beneficial conversion feature associated with the convertible debt security issued in the March 2006 Private Placement, an expense of $1.0 million recognized for the warrants issued as part of the 2006 Private Placements as well as the monthly amortization of the deferred debt issuance costs.  To offset this increase in interest expense, during the second quarter of 2006, the Company recognized other income of approximately $512,000 for the decrease in the fair value of warrants accounted for as derivative instruments.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 was $67,000, a decrease of $22,000 from $89,000 for six months ended June 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	June 30,	December 31,	Change
	2006	2005	$	%
	(unaudited)
Cash and cash equivalents	$857	$711	146	21%
Restricted cash	101	101	—	—
Accounts receivable	533	591	(58)	(10)%
Cash, cash equivalents and accounts receivable	1,491	1,403	88	6%
Current Assets	1,726	1,502	224	15%
Accounts payable and accrued expenses	1,396	1,288	108	8%
Current portion notes payable	423	288	135	47%
Deferred revenue	541	371	170	46%
Warrant liability	507	—	507	100%
Current Liabilities	2,867	1,947	920	47%
Working Capital Deficit	(1,141)	(445)	(696)	156%
Long Term Liabilities	2,453	1,180	1,273	108%

Overview

As of June 30, 2006, working capital deficit balance increased by $696,000 to $1.14 million, as compared a working capital deficit of $445,000 as of December 31, 2005. This increase was primarily due to operating and non-cash expenses offset by cash proceeds, net of transaction related expenses, from the 2006 Private Placements. The increase in working capital deficit was also attributable to a note payable that will mature on April 30, 2007 and was reclassified from non-current liabilities to current liabilities at June 30, 2006, as well as normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.  Of the $920,000 increase in current liabilities, $507,000 is from the warrant liability.

We believe that existing cash balances combined with cash generated from future operations, together with our planned reductions in costs, will be sufficient to support our working capital requirements through at least the next twelve months. We cannot, however, be certain that cash generated from future operations and the planned cost reductions will be adequate or possible.

Historically, our sources of liquidity primarily have been cash from operations and, to a lesser extent, financing activity. In 2006, we expect our sources of liquidity primarily will include cash from operations and investment proceeds from our 2006 Private Placements.

Pursuant to the 2006 Private Placements, we entered into certain agreements that contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

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

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively increased to $1.5 million at June 30, 2006 from $1.4 million at December 31, 2005, primarily due to the gross proceeds from the 2006 Private Placements offset by usage of cash for operating needs. On June 30, 2006 and December 31, 2005, we held restricted cash of $101,000 and $101,000, respectively, pursuant to a loan agreement with First Regional Bank. On June 30, 2006, the accounts receivable balance was $533,000, a decrease of $58,000, or 10%, from the balance of $591,000 on December 31, 2005. This decrease is largely due to the decrease in revenue as well as the timing of invoices to and collections from customers.

Liabilities

Accounts payable and accrued expenses increased by $108,000 to $1.4 million at June 30, 2006 from $1.3 million at December 31, 2005 largely due to timing of payment of outstanding invoices and accruals. A portion of the 2005 bonus accrual was still outstanding as of June 30, 2006 and is being paid over the second half of 2006.  The bonuses earned from the first half of 2006 were accrued and scheduled to be paid over the remainder of 2006. Additionally, during the six months ended June 30, 2006, we paid, in full, the December 31, 2005 liability of $118,000 related to termination benefits to service employees who had been assigned to the support the then largest customer whose contract expired on December 31, 2005.

In March 2006, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to January 2011 from January 2010. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate, and we will be required to make monthly interest-only payments of approximately $7,000 from January 2006 through December 2006 and monthly interest and principal payments of $20,000 from January 2007 through January 2011, until paid in full. The amended payment schedule decreased the current portion of notes payable at June 30, 2006 compared to December 31, 2005.  Also, during the second quarter of 2006, the Speiker notes payable and related accrued interest was reclassified from a noncurrent liability to current liability based on the April 2007 maturity date.

The deferred revenue on June 30, 2006 increased $170,000 or 46%, compared to the balance on December 31, 2005. The increase in deferred revenue is primarily due to timing difference between recognizing revenue and invoicing the customer for agreed-upon services, such as annual maintenance contracts or nonrecurring services.

The warrant liability of $507,000 on June 30, 2006 reflects the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to SFAS 133.

Cash Flows

Net cash used by operating activities of $1.3 million for the six months ended June 30, 2006 resulted primarily from a net loss, including non-cash expenses for stock-based compensation of $248,000 offset by a net expense in connection with the securities issued in the 2006 Private Placements of $979,000 as well as a net increase in operating liabilities over operating assets of $248,000. The increase in net cash used by operations of $574,000 for the six months ended June 30, 2006, compared to the same period in 2005 was due to a $724,000 increase in loss in operations when excluding non-cash compensation expenses, the loss of the Company’s then largest customer in December 2005, as well as the decrease in accounts receivable, partially offset by increases in deferred revenue, accounts payable and accrued expenses.  Net cash used by operating activities of $694,000 for the six months ended June 30, 2005 resulted primarily from a net loss along with an increase in current assets, offset by decreases in deferred revenue, accounts payable and accrued liabilities.

Net cash used in investing activities decreased to $5,000 for the six months ended June 30, 2006, as compared to $30,000 for the same period in 2005, was due to the decrease in purchases of capital equipment.

Net cash provided by financing activities increased to $1.4 million for the six months ended June 30, 2006, a change of $1.7 million from $254,000 net cash used by financing activities for the six months ended June 30, 2005. This change was primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million.  In addition, we received $175,000 of gross proceeds from the April 2006 Private Placement during the six months ended June 30, 2006. Also, repayments on notes payable and capital lease obligations totaled $140,000 during the six months ended June 30, 2006, as compared to $258,000 during the six months ended June 30, 2005.

April 2006 Private Placement

On April 27, 2006, we sold 1,750,000 shares of our common stock and 875,000 warrants to purchase shares of our common stock to two accredited investors in a private placement, one of which is currently a member of our Board of Directors. The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by us of our common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. We received gross proceeds of $175,000 and anticipate using these proceeds to expand our sales and marketing efforts and for general working capital purposes.

Pursuant to a Registration Rights Agreement entered into with the two investors, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 14, 2006, the Company may be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay liquidated damages to the non-director investor.

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

Pursuant to a Registration Rights Agreement entered into between us and SSF as part of the March 2006 Private Placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 14, 2006, the Company may be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay liquidated damages.

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

We recorded net losses of $511,000, $2.8 million and $1.4 million for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the fiscal year ended December 31, 2005, respectively.  As of June 30, 2006, we had an accumulated deficit of $18.1 million. Of the total $18.1 million accumulated deficit, $7.7 million resulted from amortization expense and a $5.6 million write-down of purchase price goodwill.  In 2006, a net non-cash interest charge of $957,000 was recognized in connection with the 2006 Private Placements and stock-based compensation cost of $151,000 was recorded pursuant to FAS 123R.

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

Our subscription-based pricing model for recurring software licensing and product support and upgrades fees for IPC and IXC customers allows them to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our products, as compared to an up-front one-time license fee. Under this subscription-based recurring revenue model, our revenue from customers is expected to increase as their subscriber base and/or transaction volumes grow and, thus, related revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our new customers do not or are not able to increase the number of subscribers as they expect, our future revenues could be lower than anticipated.

If we do achieve profitability, we cannot be certain we can sustain or increase profitability on a quarterly or annual basis. As we are striving to reach profitability, however, we could continue to incur net losses for the foreseeable future.

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

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenue from our largest customer during the three and six months ended June 30, 2006 represented approximately 24% and 46% of total revenues for each period, respectively. The loss of an additional large customer would cause our business to be further harmed and, if a large contract is cancelled, deferred, or expires or if an anticipated contract does not materialize, our business would be harmed.

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

We completed private placements in June 2004, March 2006 and April 2006, raising approximately $3.3 million, $1.5 million and $175,000 in gross proceeds, respectively. We have used and plan to continue to use a portion of the net proceeds to stimulate growth by and among other things, continuing to expand our sales and marketing efforts. We expect growth could place significant demands on management, as well as on our administrative, operational and financial resources and controls. If we fail to manage any growth that we may achieve effectively, our business could be adversely affected. If we cannot effectively establish and improve processes, we may not be able to manage our growth successfully.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully- developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three and six months ended June 30, 2006 have decreased as compared to the same period last year. International customers represented approximately 14% and 19% of our total revenue for the three months ended June 30, 2006 and 2005, respectively, and 15% and 22% of our total revenue for the six months ended June 30, 2006 and 2005, respectively.  We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A significant number of shares of our common stock are freely tradable. Additionally, in May 2006, we filed a registration statement covering shares representing approximately 70% of our issued and outstanding common stock as of August 15, 2006 and approximately 37% after issuance of all currently unissued shares included in the registration statements filed in July 2004 and May 2006. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A related group of institutional investors beneficially owns approximately 59% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of August 15, 2006, SSF beneficially owns approximately 59% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description of Document
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

August 18, 2006	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer and President

August 18, 2006	/s/ William C. Bousema
William C. Bousema
Chief Financial Officer,
Senior Vice President and Secretary