Form 10QSB/A
period 2006-03-31
PRIMAL SOLUTIONS INC
filed 2006-12-05
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Primal Solutions, Inc. (“the Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the Company’s Amendment No. 1 on Form 10-QSB/A for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on August 17, 2006 (the “First Amended Filing”) and the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”), to change the accounting for the March 2006 private placement transaction, in which the Company issued convertible debt with warrants to purchase common stock. The Company originally accounted for the warrants issued using the relative fair value method prescribed under Accounting Principle Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). Subsequent to the Original Filing, the Company reassessed the applicability of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to the warrants and concluded that the warrants meet the definition of a derivative instrument under SFAS 133, thus requiring the warrants be recorded at fair value.

For the quarter ended March 31, 2006, the Company originally recorded a warrant liability in the amount of $543,000 using the relative fair value method. In the First Amended Filing, pursuant to SFAS 133, the Company restated the warrant liability to $995,000 by using the fair value method with an offsetting charge to interest expense. This restatement for the warrants eliminated the debt discount of $543,000 that was a portion of the proceeds allocated to the warrants and also impacted the intrinsic value of the beneficial conversion feature of the senior convertible debt. This results in reducing the interest expense recognized during the quarter ended March 31, 2006 for the amortization of the beneficial conversion feature from $819,000 to $450,000. The changes resulted in an increase in net loss previously reported in the Original Filing of $1.7 million to $2.3 million for the quarter ended March 31, 2006.

The Company is now restating the offsetting charge to the warrant liability of $995,000 from interest expense to a reduction to the carrying amount of the senior convertible debt.  The resulting debt discount of $995,000 will be amortized over the life of the debt, using the effective interest method.  This reduction in the carrying amount of the senior convertible debt increased the amount recorded as the beneficial conversion feature from $450,000 to $505,000.  Pursuant to the Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company computed the beneficial conversion feature based on the effective conversion rate rather than the stated conversion rate, capping the total amount of the beneficial conversion feature to the net carrying amount of the senior convertible debt.  Furthermore, pursuant to Issue 6 of EITF 00-27, the Company will amortize the debt discount of $505,000 resulting from recognition of the beneficial conversion feature over the life of the senior convertible debt, using the effective interest method. This restatement results in reversing the total non-cash interest expense recognized during the quarter ended March 31, 2006 in the amount of $1.4 million.  The changes resulted in a decrease in net loss previously reported in the First Amended Filing of $2.3 million to $851,000 for the quarter ended March 31, 2006.

The following items have been amended as a result of the restatement described above:

•                  Item 1 – Financial Statements

•                  Item 2 – Management’s Discussion and Analysis

•                  Item 3 – Controls and Procedures

•                  Item 6 – Exhibits

PRIMAL SOLUTIONS, INC.

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited) (Restated-Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,543,000	$711,000
Restricted cash	100,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	533,000	591,000
Prepaid expenses and other current assets	200,000	99,000
Total current assets	2,376,000	1,502,000

Property and Equipment, net of accumulated depreciation of $1,460,000 and $1,518,000, respectively	446,000	474,000
Goodwill	593,000	593,000
Other Assets	187,000	115,000
	$3,602,000	$2,684,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$513,000	$230,000
Accrued liabilities	293,000	453,000
Accrued salaries and benefits	703,000	605,000
Deferred revenue	297,000	371,000
Short-term borrowings and current portion of long-term debt	199,000	288,000
Warrant liability	995,000	—
Total current liabilities	3,000,000	1,947,000

Long-term debt, net of current portion	1,197,000	1,078,000
Senior convertible debt, net of discount of $1,500,000 and $0, respectively	—	—
Other liabilities	109,000	102,000
	4,306,000	3,127,000

Commitments and Contingencies (Notes 3 and 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 36,543,824 and 36,363,641 shares issued and outstanding, respectively	365,000	364,000
Additional paid-in capital	13,649,000	13,249,000
Warrants	1,406,000	1,217,000
Accumulated deficit	(16,124,000)	(15,273,000)
Net stockholders’ equity (deficit)	(704,000)	(443,000)
	$3,602,000	$2,684,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated-Note 1)
Revenues
Software licenses revenue	$361,000	$679,000
Product support and upgrades revenue	310,000	364,000
Software revenues	671,000	1,043,000

Services revenue	662,000	1,160,000
Total revenues	1,333,000	2,203,000

Operating Expenses
Sales and marketing	512,000	606,000
Cost of software licenses	19,000	16,000
Cost of product support and upgrades	84,000	90,000
Cost of services	653,000	853,000
Research and development	385,000	338,000
General and administrative	508,000	618,000
Total operating expenses	2,161,000	2,521,000

Loss from Operations	(828,000)	(318,000)
Interest and other expenses, net	(22,000)	(14,000)
Loss before income tax provision	(850,000)	(332,000)
Income tax provision	1,000	2,000
Net Loss	$(851,000)	$(334,000)

Basic and diluted net loss per share	$(0.02)	$(0.01)
Weighted-average basic and diluted common shares outstanding	36,456,358	36,227,383

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005
	(Restated-Note 1)
Cash Flow from Operating Activities
Net loss	$(851,000)	$(334,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36,000	47,000
Stock option compensation costs	76,000	—
Gain on disposal of assets	(3,000)	—
Changes in operating assets and liabilities:
Accounts receivable	58,000	(19,000)
Prepaid expenses and other current assets	82,000	(18,000)
Accounts payable and other accrued liabilities	221,000	(183,000)
Increase in non-current accrued interest payable	7,000	6,000
Deferred revenue	(74,000)	(411,000)
Other non-current assets and liabilities	(72,000)	(1,000)
Net cash used by operating activities	(520,000)	(913,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(8,000)	(22,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(5,000)	(22,000)

Cash Flow from Financing Activities
Decrease in restricted cash	1,000	—
Proceeds from promissory note	100,000	100,000
Retirement of promissory note	(100,000)	(100,000)
Payments on capital lease obligations	(5,000)	—
Payments on notes payable	(11,000)	(93,000)
Cost of issuance of convertible debt and warrants	(138,000)	—
Proceeds from issuance of convertible debt and warrants	1,500,000	—
Proceeds from issuance of common stock	10,000	5,000
Net cash provided/(used) by financing activities	1,357,000	(88,000)

Increase/(decrease) in cash and cash equivalents	832,000	(1,023,000)
Cash and cash equivalents, beginning of period	711,000	2,603,000
Cash and cash equivalents, end of period	$1,543,000	$1,581,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,000	$16,000
Taxes	$1,000	$2,000

Non-cash Financing Activities
Financing of business insurance premiums	$47,000	$—
Modification of June 2004 Private Placement Warrants	$189,000	$—
Issuance of March 2006 Private Placement Warrants	$995,000	$—

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

Restatement

The Company is filing this Amendment No. 2 on Form 10-QSB/A to the Company’s Amendment No. 1 on Form 10-QSB/A for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on August 17, 2006 (the “First Amended Filing”) and the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”), to change the accounting for the March 2006 private placement transaction, in which the Company issued convertible debt with warrants to purchase common stock. The Company originally accounted for the warrants issued using the relative fair value method prescribed under Accounting Principle Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). Subsequent to the Original Filing, the Company reassessed the applicability of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to the warrants and concluded that the warrants meet the definition of a derivative instrument under SFAS 133, thus requiring the warrants be recorded at fair value.

For the quarter ended March 31, 2006, the Company originally recorded a warrant liability in the amount of $543,000 using the relative fair value method. In the First Amended Filing, pursuant to SFAS 133, the Company restated the warrant liability to $995,000 by using the fair value method with an offsetting charge to interest expense. This restatement for the warrants eliminated the debt discount of $543,000 that was a portion of the proceeds allocated to the warrants and also impacted the intrinsic value of the beneficial conversion feature of the senior convertible debt. This results in reducing the interest expense recognized during the quarter ended March 31, 2006 for the amortization of the beneficial conversion feature from $819,000 to $450,000. The changes resulted in an increase in net loss previously reported in the Original Filing of $1.7 million to $2.3 million for the quarter ended March 31, 2006.

The Company is now restating the offsetting charge to the warrant liability of $995,000 from interest expense to a reduction to the carrying amount of the senior convertible debt.  The resulting debt discount of $995,000 will be amortized over the life of the debt, using the effective interest method.  This reduction in the carrying amount of the senior convertible debt increased the amount recorded as the beneficial conversion feature from $450,000 to $505,000.  Pursuant to the Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company computed the beneficial conversion feature based on the effective conversion rate rather than the stated conversion rate, capping the total amount of the beneficial conversion feature to the net carrying amount of the senior convertible debt. Furthermore, pursuant to Issue 6 of EITF 00-27, the Company will amortize the debt discount of $505,000 resulting from recognition of the beneficial conversion feature over the life of the senior convertible debt, using the effective interest method. This restatement results in reversing the total non-cash interest expense recognized during the quarter ended March 31, 2006 in the amount of $1.4 million.  The changes resulted in a decrease in net loss previously reported in the First Amended Filing of $2.3 million to $851,000 for the quarter ended March 31, 2006.

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

	For the Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(851,000)	$(334,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	NA	(34,000)
Pro Forma net loss	$(851,000)	$(368,000)

Net loss per share:

Basic and Diluted-as reported	$(0.02)	$(0.01)
Basic and Diluted-pro forma	NA	$(0.01)

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic loss per share-
Net loss available to stockholders	$(851,000)	$(334,000)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	36,456,358	36,227,383
Net effect of dilutive stock options	—	—
Weighted average common equivalent shares	36,456,358	36,227,383
Net loss per share:
Basic and Diluted	$(0.02)	$(0.01)

2.                                      BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
March 31, 2006 (unaudited)
Corsair Communications, Inc.	$41,000	$941,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	23,000	56,000	79,000
AICCO	35,000	—	35,000
Total	$199,000	$1,197,000	$1,396,000
December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	22,000	62,000	84,000
Total	$288,000	$1,078,000	$1,366,000

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

Under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model. A liability of $995,000 which equals the fair value of the warrants on the date of issuance was recognized with an offsetting reduction to the carrying amount of the Notes. The resulting debt discount of $995,000 will be amortized over the life of the Notes, using the effective interest method. Any future change in the fair value of the warrants will be recognized during the current reporting period.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF 00-27, the Company computed an effective conversion rate of $0.03 per share for the embedded conversion option.  Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature is considered to be a beneficial conversion feature.  The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid in capital of $505,000, which is based on the effective conversion rate, capped at the net carrying amount of the Notes.  The discount resulting from this allocation to the beneficial conversion feature will be amortized over the life of the Notes, using the effective interest method.

As of March 31, 2006, the outstanding balance of the Notes was fully offset with a $1.5 million discount which resulted from the warrant liability and beneficial conversion feature recognized.

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

The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black-Scholes model. The Company reclassed the increase of $189,000 from additional paid in capital to warrants, both in equity.

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

Warrants

Pursuant to the March 2006 Private Placement, the Company issued warrants to purchase 7.5 million shares of the Company’s common stock to SSF. Under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model. A liability of $995,000 which equals the fair value of the warrants on the date of issuance was recognized with an offsetting reduction to the carrying amount of the Notes. Any future change in the fair value of the warrants will be recognized during the current reporting period.

Additionally, as a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, the Company issued the 1,713,859 2004 Additional Warrants and the exercise price of the 6,869,566 Repriced Warrants was repriced from $0.28 to $0.22 per share. The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black-Scholes model. The Company reclassed the increase of $189,000 from additional paid in capital to warrants, both in equity.

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

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, net loss from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended March 31, 2006
Revenues	$1,121,000	$167,000	$45,000	$1,333,000
Gross Profit	485,000	72,000	20,000	577,000
Net loss	(715,000)	(107,000)	(29,000)	(851,000)
Property and equipment, net	446,000	—	—	446,000

Three months ended March 31, 2005
Revenues	$1,651,000	$428,000	$124,000	$2,203,000
Gross Profit	927,000	246,000	71,000	1,244,000
Net loss	(249,000)	(66,000)	(19,000)	(334,000)
Property and equipment, net	474,000	—	—	474,000

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

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  In 2006, interest expense also includes the amortization of the debt discount resulting from the initial recording of warrants issued in connection with the 2006 Private Placements as liabilities, the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Statement of Operations Data (in thousands)

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$361	$679	(318)	(47)%
Product support and upgrades revenue	310	364	(54)	(15)%
Services revenue	662	1,160	(498)	(43)%
Total revenues	1,333	2,203	(870)	(39)%
OPERATING EXPENSES
Sales and marketing	512	606	(94)	(16)%
Cost of software licenses	19	16	3	19%
Cost of product support and upgrades	84	90	(6)	(7)%
Cost of services	653	853	(200)	(23)%
Research and development	385	338	47	14%
General and administrative	508	618	(110)	(18)%
Total operating expenses	2,161	2,521	(360)	(14)%
LOSS FROM OPERATIONS	(828)	(318)	(510)	160%
INTEREST AND OTHER EXPENSES, NET	(22)	(14)	(8)	57%
LOSS BEFORE INCOME TAX PROVISION	(850)	(332)	(518)	156%
INCOME TAX PROVISION	1	2	(1)	(50)%
NET LOSS	$(851)	$(334)	(517)	155%
Supplemental data:
Depreciation and Amortization	$36	$47	(11)	(23)%

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

The net loss for the three months ended March 31, 2006 was $851,000, an increase of $517,000, or 155% compared to the net loss of $334,000 for the three months ended March 31, 2005. The increase in net loss is primarily attributed to the drop in revenue of $870,000 which was offset by the drop of $360,000 in operating expenses.

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

Interest and Other Expenses, Net

Interest and other expenses, net increased to $22,000 for the three months ended March 31, 2006 from $14,000 for the three months ended March 31, 2005. This increase in net interest expense was primarily due to a decrease in interest and other income of $9,000 for the three months ended March 31, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 was $36,000, a decrease of $11,000 from $47,000 for three months ended March 31, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	March 31,	December 31,	Change
	2006	2005	$	%
	(unaudited)
Cash and cash equivalents	$1,543	$711	$832	117%
Restricted cash	100	101	(1)	*
Accounts receivable	533	591	(58)	(10)%
Cash, cash equivalents and accounts receivable	2,176	1,403	773	55%
Current Assets	2,376	1,502	874	58%
Accounts payable and accrued expenses	1,509	1,288	221	17%
Current portion notes payable	199	288	(89)	(31)%
Deferred revenue	297	371	(74)	(20)%
Warrant Liability	995	—	995	100%
Current Liabilities	3,000	1,947	1,053	54%
Working Capital Surplus (Deficit)	(624)	(445)	(179)	40%
Long Term Liabilities	1,306	1,180	126	11

*Constitutes less than 1%

Overview

Working capital decreased to a deficit of $624,000 as of March 31, 2006, a decrease of $179,000 from a working capital deficit of $445,000 as of December 31, 2005. This decrease was primarily due to the gross proceeds from the March 2006 Private Placement, offset by the cash used in operations resulting from our operating from a loss position in the first quarter of 2006. The decrease in working capital was also attributable to an overall increase in current liabilities of $1.1 million and a net increase in accounts receivable and other current assets of $43,000.

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

Cash Flows

Net cash used by operating activities of $520,000 for the three months ended March 31, 2006 resulted primarily from a net loss coupled with a decrease in accounts receivable and deferred revenue, offset by an increase in accounts payable and accrued liabilities. Net cash used by operating activities of $913,000 for the three months ended March 31, 2005 resulted primarily from a net loss along with an increase in current assets, offset by decreases in deferred revenue, accounts payable and accrued liabilities. The decrease in net cash used by operations of $393,000 for the three months ended March 31, 2006, compared to the same period in 2005 was primarily due to the overall decrease in operating costs as well as the decrease in accounts receivable and an increase in prepaid expenses and other current assets as well as an increase in accounts payable.

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

We recorded net losses of $851,000 and $1.4 million for each of the three months ended March 31, 2006 and the fiscal year ended December 31, 2005, respectively.  As of March 31, 2006, we had an accumulated deficit of $16.1 million. Of the total $16.1 million accumulated deficit, $7.7 million resulted from amortization expense and a $5.6 million write-down of purchase price goodwill. In 2006, stock-based compensation cost of $76,000 was recorded pursuant to FAS 123R.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

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

*                                         Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 2 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

December 5, 2006	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President
and “Acting” Chief Financial Officer