Form 10QSB/A
period 2006-06-30
PRIMAL SOLUTIONS INC
filed 2006-12-05
CIK 1124217

As filed with the Securities and Exchange Commission on December 5, 2006

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

EXPLANATORY NOTE

Primal Solutions, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-QSB/A to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 18, 2006 (the “Original Filing”), to change the accounting for the 2006 private placement transactions, in which the Company issued convertible debt and common stock, each with warrants to purchase common stock.

The Company concluded that the warrants from the March 2006 private placement met the definition of a derivative instrument under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), thus requiring the warrants to be recorded at fair value.  For the quarter ended March 31, 2006, the Company recorded a warrant liability of $995,000 by using the fair value method with an offsetting charge to interest expense.  The Company also fully amortized the beneficial conversion feature of the senior convertible debt based on the intrinsic value of the conversion feature.  This resulted in recognizing interest expense during the three months ended March 31, 2006 in the amount of $450,000.

For the three months ended March 31, 2006, the Company restated the offsetting charge to the warrant liability of $995,000 from interest expense to a reduction to the carrying amount of the senior convertible debt.  The resulting debt discount of $995,000 is being amortized over the life of the convertible debt using the effective interest method.  This reduction in the carrying amount of the senior convertible debt increased the amount recorded as the beneficial conversion feature from $450,000 to $505,000.  Pursuant to the Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company computed the beneficial conversion feature based on the effective conversion rate rather than the stated conversion rate, capping the total amount of the beneficial conversion feature to the net carrying amount of the senior convertible debt.  Furthermore, pursuant to Issue 6 of EITF 00-27, the Company is amortizing the debt discount of $505,000 resulting from recognition of the beneficial conversion feature over the life of the senior convertible debt, using the effective interest method.

For the three months ended June 30, 2006, the Company is restating the non-cash interest expense to include the amortization of the debt discount related to both the warrant liability and the beneficial conversion feature and the deferred debt issue costs from the March 2006 private placement as well as the reversal of the charge to earnings of $24,000 for the warrant liability from the April 2006 private placement.  The Company originally recorded $24,000 for the warrant liability from the April 2006 private placement with the offsetting charge to interest expense, based on the fair value on the date of issuance.  The Company is restating the offsetting charge to the warrant liability from interest expense to a reduction in paid-in-capital.

The table below summarizes the impact of the restatements reflected in this Amendment No. 1 to interest expense for the three months and six months ended June 30, 2006, as previously reported in the Original Filing:

Restatement	Three months ended June 30, 2006 (unaudited)	Six months ended June 30, 2006 (unaudited)
Reversal of non-cash interest charge for warrant liability related to March 2006 private placement	$—	$(995,000)
Amortization of debt discount resulting from warrant liability related to March 2006 private placement	67,000	67,000
Change in amortization of deferred debt issue costs related to March 2006 private placement	(1,000)	(1,000)
Reversal of non-cash interest charge for initial recognition of beneficial conversion feature	—	(505,000)
Amortization of debt discount resulting from beneficial conversion feature	49,000	49,000
Reversal of non-cash interest charge for warrant liability related to April 2006 private placement	(24,000)	(24,000)
Net change	$91,000	$(1,409,000)

The following items have been amended as a result of the restatement described above:

•                  Item 1 – Financial Statements

•                  Item 2 – Management’s Discussion and Analysis

•                  Item 3 – Controls and Procedures

•                  Item 6 – Exhibits

PRIMAL SOLUTIONS, INC.

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited) (Restated-Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$857,000	$711,000
Restricted cash	101,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	533,000	591,000
Prepaid expenses and other current assets	234,000	99,000
Total current assets	1,725,000	1,502,000

Property and Equipment, net of accumulated depreciation of $1,480,000 and $1,518,000, respectively	415,000	474,000
Goodwill	593,000	593,000
Other Assets	181,000	115,000
	$2,914,000	$2,684,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$269,000	$230,000
Accrued liabilities	433,000	453,000
Accrued salaries and benefits	694,000	605,000
Deferred revenue	541,000	371,000
Short-term borrowings and current portion of long-term debt	423,000	288,000
Warrant liability	507,000	—
Total current liabilities	2,867,000	1,947,000

Long-term debt, net of current portion	950,000	1,078,000
Senior convertible debt, net of discount of $1,384,000 and $0, respectively	116,000	—
Other liabilities	3,000	102,000
	3,936,000	3,127,000
Commitments and Contingencies (Notes 3 and 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,293,824 and 36,363,641 shares issued and outstanding, respectively	383,000	364,000
Additional paid-in capital	13,777,000	13,249,000
Warrants	1,544,000	1,217,000
Accumulated deficit	(16,726,000)	(15,273,000)
Net stockholders’ equity (deficit)	(1,022,000)	(443,000)
	$2,914,000	$2,684,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated-Note 1)		(Restated-Note 1)
Revenues
Software licenses revenue	$436,000	$684,000	$797,000	$1,363,000
Product support and upgrades revenue	327,000	354,000	637,000	718,000
Software revenues	763,000	1,038,000	1,434,000	2,081,000

Services revenue	689,000	914,000	1,351,000	2,074,000
Total revenues	1,452,000	1,952,000	2,785,000	4,155,000

Operating Expenses
Sales and marketing	669,000	547,000	1,181,000	1,153,000
Cost of software licenses	79,000	6,000	98,000	22,000
Cost of product support and upgrades	151,000	145,000	235,000	235,000
Cost of services	498,000	775,000	1,151,000	1,628,000
Research and development	424,000	492,000	809,000	830,000
General and administrative	567,000	460,000	1,074,000	1,078,000
Total operating expenses	2,388,000	2,425,000	4,548,000	4,946,000

Loss from operations	(936,000)	(473,000)	(1,763,000)	(791,000)
Interest and other income/(expenses), net	336,000	(23,000)	313,000	(37,000)
Loss before income tax provision	(600,000)	(496,000)	(1,450,000)	(828,000)
Income tax provision	2,000	—	3,000	2,000
Net loss	$(602,000)	$(496,000)	$(1,453,000)	$(830,000)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted-average basic and diluted common shares outstanding	37,774,593	36,317,762	37,119,117	36,273,180

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005
	(Restated-Note 1)
Cash Flows from Operating Activities
Net loss	$(1,453,000)	$(830,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	67,000	89,000
Amortization of conversion feature into interest expense	49,000	—
Amortization of debt issuance cost	21,000	—
Warrant expense	67,000	—
(Gain) on change in fair value of warrant liability	(512,000)	—
Non-cash stock-based compensation costs	248,000	—
Loss/(gain) on disposal of assets	(3,000)	1,000
Changes in operating assets and liabilities:
Accounts receivable	57,000	97,000
Prepaid expenses and other current assets	78,000	(83,000)
Accounts payable and other accrued liabilities	2,000	40,000
Non-current accrued interest	7,000	13,000
Deferred revenue	170,000	(21,000)
Other non-current assets and liabilities	(66,000)	—
Net cash used by operating activities	(1,268,000)	(694,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(8,000)	(30,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(5,000)	(30,000)

Cash Flow from Financing Activities
Decrease (increase) in restricted cash	—	(100,000)
Payments on capital lease obligations	(11,000)	(2,000)
Proceeds from promissory note	100,000	100,000
Retirement of promissory note	(100,000)	(100,000)
Payments on notes payable	(29,000)	(156,000)
Cost of private placements	(226,000)	—
Proceeds from private placements	1,675,000	—
Proceeds from issuance of common stock, net	10,000	3,000
Net cash provided (used) by financing activities	1,419,000	(255,000)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	$146,000	$(979,000)
CASH AND CASH EQUIVALENTS, beginning of period	711,000	2,603,000
CASH AND CASH EQUIVALENTS, end of period	$857,000	$1,624,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$46,000	$26,000
Taxes	$3,000	$2,000

Non-cash Financing Activities
Financing of business insurance premiums	$47,000	$—
Modification of June 2004 Private Placement Warrants	$189,000	$—
Issuance of 2006 Private Placement Warrants	$1,019,000	$—

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

Restatement

The Company is filing this Amendment No. 1 on Form 10-QSB/A to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 18, 2006 (the “Original Filing”), to change the accounting for the 2006 private placement transactions, in which the Company issued convertible debt and common stock, each with warrants to purchase common stock.

The Company concluded that the warrants from the March 2006 private placement met the definition of a derivative instrument under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), thus requiring the warrants to be recorded at fair value.  For the quarter ended March 31, 2006, the Company recorded a warrant liability of $995,000 by using the fair value method with an offsetting charge to interest expense.  The Company also fully amortized the beneficial conversion feature of the senior convertible debt based on the intrinsic value of the conversion feature.  This resulted in recognizing interest expense during the three months ended March 31, 2006 in the amount of $450,000.

For the three months ended March 31, 2006, the Company restated the offsetting charge to the warrant liability of $995,000 from interest expense to a reduction to the carrying amount of the senior convertible debt.  The resulting debt discount of $995,000 is being amortized over the life of the convertible debt using the effective interest method.  This reduction in the carrying amount of the senior convertible debt increased the amount recorded as the beneficial conversion feature from $450,000 to $505,000.  Pursuant to the Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company computed the beneficial conversion feature based on the effective conversion rate rather than the stated conversion rate, capping the total amount of the beneficial conversion feature to the net carrying amount of the senior convertible debt.  Furthermore, pursuant to Issue 6 of EITF 00-27, the Company is amortizing the debt discount of $505,000 resulting from recognition of the beneficial conversion feature over the life of the senior convertible debt, using the effective interest method.

For the three months ended June 30, 2006, the Company is restating the non-cash interest expense to include the amortization of the debt discount related to both the warrant liability and the beneficial conversion feature and the deferred debt issue costs from the March 2006 private placement as well as the reversal of the charge to earnings of $24,000 for the warrant liability from the April 2006 private placement.  The Company originally recorded $24,000 for the warrant liability from the April 2006 private placement with the offsetting charge to interest expense, based on the fair value on the date of issuance.  The Company is restating the offsetting charge to the warrant liability from interest expense to a reduction in paid-in-capital.

The table below summarizes the impact of the restatements reflected in this Amendment No. 1 to interest expense for the three months and six months ended June 30, 2006, as previously reported in the Original Filing:

Restatement	Three months ended June 30, 2006 (unaudited)	Six months ended June 30, 2006 (unaudited)
Reversal of non-cash interest charge for warrant liability related to March 2006 private placement	$—	$(995,000)
Amortization of debt discount resulting from warrant liability related to March 2006 private placement	67,000	67,000
Change in amortization of deferred debt issue costs related to March 2006 private placement	(1,000)	(1,000)
Reversal of non-cash interest charge for initial recognition of beneficial conversion feature	—	(505,000)
Amortization of debt discount resulting from beneficial conversion feature	49,000	49,000
Reversal of non-cash interest charge for warrant liability related to April 2006 private placement	(24,000)	(24,000)
Net change	$91,000	$(1,409,000)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net loss, as reported	$(602,000)	$(496,000)	$(1,453,000)	$(830,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(30,000)	N/A	(65,000)
Pro Forma net loss	$(602,000)	$(526,000)	$(1,453,000)	$(895,000)

Net loss per share:

Basic and Diluted-as reported	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Basic and Diluted-pro forma	NA	$(0.01)	NA	$(0.02)

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share—
Net loss available to stockholders	$(602,000)	$(496,000)	$(1,453,000)	$(830,000)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	37,774,593	36,317,762	37,119,117	36,273,180
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	37,774,593	36,317,762	37,119,117	36,273,180
Net loss per share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

2.                                      BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
June 30, 2006 (unaudited)
Corsair Communications, Inc.	$82,000	$900,000	$982,000
Spieker Properties, L.P.	200,000	—	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	23,000	50,000	73,000
AICCO	18,000	—	18,000
Total	$423,000	$950,000	$1,373,000

December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	22,000	62,000	84,000
Total	$288,000	$1,078,000	$1,366,000

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

Under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $24,000 which equals the fair value of the warrants on the date of issuance was recognized with the offsetting entry as a reduction to paid in capital.  Additionally, the decrease in the fair value from the date of issuance to the quarter-end totaled $9,000 and was recorded as a gain during the quarter ended June 30, 2006.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

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

Under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $995,000 which equals the fair value of the warrants on the date of issuance was recognized with an offsetting reduction to the carrying amount of the Notes.  The resulting debt discount of $995,000 will be amortized over the life of the Notes, using the effective interest method.  For the quarter ended June 30, 2006, the amortization of the debt discount totaled $67,000 and was recognized as part of interest expense.  Additionally, the decrease in the fair value of the warrants during the quarter ended June 30, 2006 totaled $503,000 and was recorded as a gain during the quarter ended June 30, 2006.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF 00-27, the Company calculated an effective conversion rate of  $0.03 per share for the embedded conversion option.  Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature is considered to be a beneficial conversion feature.   The Company recognized a beneficial conversion feature as a reduction to the carrying amount of the Notes and an addition to paid in capital of $505,000, which is based on the effective conversion rate, capped at the net carrying amount of the Notes.  The discount resulting from this allocation to the beneficial conversion feature is being amortized over the life of the Notes.  For the quarter ended June 30, 2006, the amortization of the debt discount totaled $49,000 and was recorded as interest expense.

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

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended June 30, 2006
Revenues	$1,245,000	$164,000	$43,000	$1,452,000
Gross Profit	620,000	82,000	22,000	724,000
Net loss	(516,000)	(68,000)	(18,000)	(602,000)
Property and equipment, net	415,000	—	—	415,000

Three months ended June 30, 2005
Revenues	$1,589,000	$228,000	$135,000	$1,952,000
Gross Profit	835,000	120,000	71,000	1,026,000
Net loss	(404,000)	(58,000)	(34,000)	(496,000)
Property and equipment, net	528,000	—	—	528,000

Six months ended June 30, 2006
Revenues	$2,368,000	$328,000	$89,000	$2,785,000
Gross Profit	1,106,000	153,000	42,000	1,301,000
Net loss	(1,236,000)	(171,000)	(46,000)	(1,453,000)
Property and equipment, net	415,000	—	—	415,000

Six months ended June 30, 2005
Revenues	$3,240,000	$656,000	$259,000	$4,155,000
Gross Profit	1,770,000	358,000	142,000	2,270,000
Net loss	(647,000)	(131,000)	(52,000)	(830,000)
Property and equipment, net	528,000	—	—	528,000

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

Additionally, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

Results of operations for the three months ended June 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Three Months Ended June 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$436	$684	(248)	(36)%
Product support and upgrades revenue	327	354	(27)	(8)%
Services revenue	689	914	(225)	(25)%
Total revenues	1,452	1,952	(500)	(26)%
OPERATING EXPENSES
Sales and marketing	669	547	122	22%
Cost of software licenses	79	6	73	1217%
Cost of product support and upgrades	151	145	6	4%
Cost of services	498	775	(277)	(36)%
Research and development	424	492	(68)	(14)%
General and administrative	567	460	107	23%
Total operating expenses	2,388	2,425	(37)	(2)%
LOSS FROM OPERATIONS	(936)	(473)	(463)	(98)%
INTEREST AND OTHER INC/(EXP), NET	336	(23)	359	(1561)%
LOSS BEFORE INCOME TAX PROVISION	(600)	(496)	(104)	21%
INCOME TAX PROVISION	2	—	2	100%
NET LOSS	$(602)	$(496)	(106)	21%
Supplemental data:
Depreciation and amortization	$31	$42	(11)	(26)%

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

As a part of accounting for the 2006 Private Placements during the second quarter of 2006, we incurred non-cash interest expense of $116,000, amortization expense of $21,000 related to debt issuance costs, and a gain of $512,000 resulting from the decrease in the fair value of warrants accounted for as liabilities.  We incurred interest expense of $19,000 in the same period for the related $1.5 million senior secured convertible note.

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

	For the Three Months Ended June 30
	2006	2005
			Revenue
			from Then	Revenue
	Total	Total	Largest	from Other
	(Unaudited)	(Unaudited)	Customer	Customers

REVENUES
Software license revenue	$436,000	$684,000	$502,000	$182,000
Product support and upgrades revenue	327,000	354,000	51,000	303,000
Services revenue	689,000	914,000	506,000	408,000
Total revenues	$1,452,000	$1,952,000	$1,059,000	$893,000

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

Interest and Other Income/Expenses, Net

Interest and other income, net was a net increase of $359,000 for the three months ended June 30, 2006.  This is related to the 2006 Private Placements and is due to a gain of $512,000 from the decrease in the fair value of the warrants accounted for as derivative instruments offset by a $116,000 expense for the amortization of the discount resulting from the beneficial conversion feature of the Notes and the warrants issued in the March 2006 Private Placement, and the monthly amortization of the deferred debt issuance costs totaling $21,000. Other interest expense related to outstanding debt was $49,000 and $23,000 for the three months ended June 30, 2006 and 2005, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 was $31,000, a decrease of $11,000 from $42,000 for three months ended June 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Results of operations for the six months ended June 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Six Months Ended June 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$797	$1,363	(566)	(42)%
Product support and upgrades revenue	637	718	(81)	(11)%
Services revenue	1,351	2,074	(723)	(35)%
Total revenues	2,785	4,155	(1,370)	(33)%
OPERATING EXPENSES
Sales and marketing	1,181	1,153	28	2%
Cost of software licenses	98	22	76	345%
Cost of product support and upgrades	235	235	—	—%
Cost of services	1,151	1,628	(477)	(29)%
Research and development	809	830	(21)	(3)%
General and administrative	1,074	1,078	(4)	*
Total operating expenses	4,548	4,946	(398)	(8)%
LOSS FROM OPERATIONS	(1,763)	(791)	(972)	(123)%
INTEREST AND OTHER INC/(EXP), NET	313	(37)	(350)	(946)%
LOSS BEFORE INCOME TAX PROVISION	(1,450)	(828)	(622)	75%
INCOME TAX PROVISION	3	2	1	50%
NET LOSS	$(1,453)	$(830)	(623)	75%
Supplemental data:
Depreciation and Amortization	$67	$89	(22)	(25)%

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

As a part of accounting for the 2006 Private Placements, we incurred non-cash interest expense of $116,000 which related to the amortization of the discount resulting from the beneficial conversion feature associated with the Notes and the warrants issued as part of the March 2006 Private Placement.  This was offset by the gain of $512,000 recognized during the second quarter of 2006 for the decrease in the fair value of warrants accounted for as liabilities.  We incurred interest expense of $19,000 for the related $1.5 million senior secured convertible note and amortization expense of $21,000 related to the deferred debt issuance costs.

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

	For the Six Months Ended June 30
	2006	2005
			Revenue
			from Then	Revenue
	Total	Total	Largest	from Other
	(Unaudited)	(Unaudited)	Customer	Customers

REVENUES
Software license revenue	$797,000	$1,363,000	$1,005,000	$358,000
Product support and upgrades revenue	637,000	718,000	103,000	615,000
Services revenue	1,351,000	2,074,000	1,011,000	1,063,000
Total revenues	$2,785,000	$4,155,000	$2,119,000	$2,036,000

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

Interest and Other Income/Expenses, Net

Interest and other income, net increased to $313,000 for the six months ended June 30, 2006 from interest and other expenses, net of $37,000 for the six months ended June 30, 2005. This increase is primarily due to the gain of $512,000 recognized for the decrease in fair value of the warrants accounted as derivative instruments.  This was offset by the amortization of the discount resulting from the beneficial conversion feature associated with the Notes and the warrants issued in the March 2006 Private Placement, totaling $116,000 as well as the $21,000 amortization expense related to the deferred debt issuance costs and the interest expense of $19,000 accrued on the outstanding Notes.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 was $67,000, a decrease of $22,000 from $89,000 for six months ended June 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	June 30,	December 31,	Change
	2006	2005	$	%
	(unaudited)
Cash and cash equivalents	$857	$711	146	21%
Restricted cash	101	101	—	—
Accounts receivable	533	591	(58)	(10)%
Cash, cash equivalents and accounts receivable	1,491	1,403	88	6%
Current Assets	1,725	1,502	223	15%
Accounts payable and accrued expenses	1,396	1,288	108	8%
Current portion notes payable	423	288	135	47%
Deferred revenue	541	371	170	46%
Warrant liability	507	—	507	100%
Current Liabilities	2,867	1,947	920	47%
Working Capital Deficit	(1,142)	(445)	(697)	157%
Long Term Liabilities	1,069	1,180	(111)	(9)%

Overview

As of June 30, 2006, working capital deficit balance increased by $697,000 to $1.1 million, as compared a working capital deficit of $445,000 as of December 31, 2005. This increase was primarily due to operating and non-cash expenses offset by cash proceeds, net of transaction related expenses, from the 2006 Private Placements. The increase in working capital deficit was also attributable to a note payable that will mature on April 30, 2007 and was reclassified from non-current liabilities to current liabilities at June 30, 2006, as well as normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.  Of the $920,000 increase in current liabilities, $507,000 is from the warrant liability.

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

In March 2006, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to January 2011 from January 2010. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate, and we will be required to make monthly interest-only payments of approximately $7,000 from January 2006 through December 2006 and monthly interest and principal payments of $20,000 from January 2007 through January 2011, until paid in full. The amended payment schedule decreased the current portion of notes payable at June 30, 2006 compared to December 31, 2005.  Also, during the second quarter of 2006, the Spieker notes payable and related accrued interest was reclassified from a noncurrent liability to current liability based on the April 2007 maturity date.

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

Cash Flows

Net cash used by operating activities of $1.3 million for the six months ended June 30, 2006 resulted primarily from a net loss, including non-cash expenses for stock-based compensation of $248,000 offset by a net gain in connection with the securities issued in the 2006 Private Placements of $375,000 as well as a net increase in operating liabilities over operating assets of $248,000. The increase in net cash used by operations of $574,000 for the six months ended June 30, 2006, compared to the same period in

2005 was due to a $724,000 increase in loss in operations when excluding non-cash compensation expenses, the loss of the Company’s then largest customer in December 2005, as well as the decrease in accounts receivable, partially offset by increases in deferred revenue, accounts payable and accrued expenses.  Net cash used by operating activities of $694,000 for the six months ended June 30, 2005 resulted primarily from a net loss along with an increase in current assets, offset by decreases in deferred revenue, accounts payable and accrued liabilities.

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

We recorded net losses of $602,000, $1.5 million and $1.4 million for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the fiscal year ended December 31, 2005, respectively.  As of June 30, 2006, we had an accumulated deficit of $16.7 million. Of the total $16.7 million accumulated deficit, $7.7 million resulted from amortization expense and a $5.6 million write-down of purchase price goodwill.  In 2006, a net non-cash interest gain of $375,000 was recognized in connection with the 2006 Private Placements and stock-based compensation cost of $151,000 was recorded pursuant to FAS 123R.

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

In preparation of this Form 10-QSB/A, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

December 5, 2006	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President
and “Acting” Chief Financial Officer