Form 10QSB
period 2006-09-30
PRIMAL SOLUTIONS INC
filed 2006-12-05
CIK 1124217

As filed with the Securities and Exchange Commission on December 5, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares outstanding as of the close of business on November 20, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,373,634

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited) and for the nine months ended September 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 6.	Exhibits

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$449,000	$711,000
Restricted cash	102,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	399,000	591,000
Prepaid expenses and other current assets	217,000	99,000
Total current assets	1,167,000	1,502,000

Property and equipment, net of accumulated depreciation of $1,522,000 and $1,518,000, respectively	385,000	474,000
Goodwill	593,000	593,000
Other assets	165,000	115,000
	$2,310,000	$2,684,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$351,000	$230,000
Accrued liabilities	391,000	453,000
Accrued salaries and benefits	568,000	605,000
Deferred revenue	403,000	371,000
Short-term borrowings and current portion of long-term debt	448,000	288,000
Warrant liability	1,412,000	—
Total current liabilities	3,573,000	1,947,000

Long-term debt, net of current portion	902,000	1,078,000
Senior convertible debt, net of discount of $1,253,000 and $0, respectively	247,000	—
Other liabilities	3,000	102,000
	4,725,000	3,127,000
Commitments and Contingencies (Notes 3 and 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,327,210 and 36,363,641 shares issued and outstanding, respectively	383,000	364,000
Additional paid-in capital	13,841,000	13,249,000
Warrants	1,558,000	1,217,000
Accumulated deficit	(18,197,000)	(15,273,000)
Net stockholders’ equity (deficit)	(2,415,000)	(443,000)
	$2,310,000	$2,684,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Software licenses revenue	$517,000	$1,101,000	$1,314,000	$2,463,000
Product support and upgrades revenue	350,000	332,000	987,000	1,051,000
Software revenues	867,000	1,433,000	2,301,000	3,514,000

Services revenue	639,000	788,000	1,990,000	2,862,000
Total revenues	1,506,000	2,221,000	4,291,000	6,376,000

Operating Expenses
Sales and marketing	419,000	564,000	1,600,000	1,716,000
Cost of software licenses	20,000	18,000	118,000	40,000
Cost of product support and upgrades	158,000	101,000	393,000	336,000
Cost of services	446,000	781,000	1,596,000	2,407,000
Research and development	332,000	457,000	1,141,000	1,291,000
General and administrative	502,000	493,000	1,577,000	1,571,000
Total operating expenses	1,877,000	2,414,000	6,425,000	7,361,000

Loss from operations	(371,000)	(193,000)	(2,134,000)	(985,000)
Interest and other expenses, net	(1,101,000)	(23,000)	(788,000)	(60,000)
Loss before income tax provision	(1,472,000)	(216,000)	(2,922,000)	(1,045,000)
Income tax provision	(1,000)	1,000	2,000	2,000
Net loss	$(1,471,000)	$(217,000)	$(2,924,000)	$(1,047,000)

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.03)
Weighted-average basic and diluted common shares outstanding	38,304,711	36,347,914	37,518,658	36,298,365

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash Flows from Operating Activities
Net loss	$(2,924,000)	$(1,047,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	97,000	130,000
Amortization of conversion feature into interest expense	102,000	—
Amortization of debt issuance cost	43,000	—
Warrant expense	145,000	—
Loss on change in fair value of warrant liability	393,000	—
Non-cash stock-based compensation costs	315,000	—
Issuance of warrants as sales incentive	14,000	—
(Gain)/loss on disposal of assets	(3,000)	2,000
Changes in operating assets and liabilities:
Accounts receivable	192,000	(143,000)
Prepaid expenses and other current assets	(3,000)	(3,000)
Accounts payable and other accrued liabilities	(85,000)	(260,000)
Noncurrent accrued interest	7,000	19,000
Deferred revenue	33,000	(26,000)
Other noncurrent assets and liabilities	28,000	—
Net cash used by operating activities	(1,646,000)	(1,328,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(8,000)	(46,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(5,000)	(46,000)

Cash Flow from Financing Activities
Increase in restricted cash	(1,000)	(100,000)
Payments on capital lease obligations	(16,000)	(7,000)
Proceeds from promissory note	100,000	100,000
Retirement of promissory note	(100,000)	(100,000)
Payments on notes payable	(47,000)	(175,000)
Cost of private placements	(234,000)	—
Proceeds from private placements	1,675,000	—
Proceeds from issuance of common stock, net	12,000	31,000
Net cash provided (used) by financing activities	1,389,000	(251,000)

NET DECREASE IN CASH EQUIVALENTS	$(262,000)	$(1,625,000)
CASH AND CASH EQUIVALENTS, beginning of period	711,000	2,603,000
CASH AND CASH EQUIVALENTS, end of period	$449,000	$978,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$88,000	$49,000
Taxes	$3,000	$2,000

Non-cash Financing Activities
Financing of business insurance premiums	$47,000	$—
Modification of June 2004 Private Placement Warrants	$189,000	$—
Issuance of 2006 Private Placement Warrants	$1,019,000	$—

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2005 Form 10-KSB. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Reclassification

Certain reclassifications have been made to prior year’s consolidated financial information to conform to the current year presentation, including a reclassification of the revenue and costs related to product support. The Company believes reflecting the revenues and associated costs to product support as separate line items provides a more accurate depiction of the Company’s operating results. Such reclassifications did not affect net loss, net loss per share or cash used by operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS 158”) which applies to all single-employer defined benefit pension and postretirement benefit plans.  The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position as well as recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  This statement is effective for the financial statements issued for the fiscal year ending after December 15, 2006.  The adoption of SFAS 158 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an Amendment to FASB Statement No. 140 (“SFAS 156”) with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Stock-Based Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.  Additionally, if an award of equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”), is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss, as reported	$(1,471,000)	$(217,000)	$(2,924,000)	$(1,047,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(37,000)	N/A	(74,000)
Pro Forma net loss	$(1,471,000)	$(254,000)	$(2,924,000)	$(1,121,000)

Net loss per share:

Basic and Diluted-as reported	$(0.04)	$(0.01)	$(0.08)	$(0.03)

Basic and Diluted-pro forma	NA	$(0.01)	NA	$(0.03)

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at September 30, 2006 and 2005 are primarily due from the major customers indicated below.

During both of the three months ended September 30, 2006 and 2005, the Company had two customers who individually accounted for more than 10% of the Company’s total revenues.  During the nine months ended September 30, 2006 and 2005, the Company had three customers and two customers, respectively who individually accounted for more than 10% of total revenues.

At September 30, 2006, the Company had three customers who individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $284,000, as compared to September 30, 2005, when the Company had two customers who individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $420,000.

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share—
Net loss available to stockholders	$(1,471,000)	$(217,000)	$(2,924,000)	$(1,047,000)
Denominator:
Denominator for basic loss per share—
Weighted average shares outstanding during the period	38,304,711	36,347,914	37,518,658	36,298,365
Net effect of dilutive stock options	—	—	—	—
Weighted average common equivalent shares	38,304,711	36,347,914	37,518,658	36,298,365
Net loss per share:
Basic and Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.03)

2.                                      BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Non current	Total
September 30, 2006 (unaudited)
Corsair Communications, Inc.	$124,000	$858,000	$982,000
Spieker Properties, L.P.	200,000	—	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	24,000	44,000	68,000
Total	$448,000	$902,000	$1,350,000

December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	22,000	62,000	84,000
Total	$288,000	$1,078,000	$1,366,000

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

In March 2006, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 are due monthly until paid in full in December 2011.  The interest remains at 8.0%. This obligation was subordinated to the convertible notes issued in the March 2006 private placement. At September 30, 2006, the outstanding balance of the note was $982,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At September 30, 2006, the total balance outstanding was $320,000 which included principal balance of $200,000 and accrued interest expense of $120,000.

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

In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit related to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account, which is currently 2.75% annually. The loan balance is due in full in February 2007.  At September 30, 2006, the outstanding balance on this note was $100,000.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment, which is accounted for as a capital lease. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of September 30, 2006, the outstanding balance was $68,000.

Note Payable to AICCO

In February 2006, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $47,000 at an interest rate of 8.88%. The Company is obligated to make eight monthly principal and interest payments of $6,000 from March 2006 through October 2006.  At September 30, 2006, the balance had been fully paid down.

3.                                      PRIVATE PLACEMENTS

April 2006 Private Placement

On April 27, 2006, the Company sold 1,750,000 shares of common stock and 875,000 warrants to purchase shares of the Company’s common stock to two accredited investors in a private placement (the “April 2006 Private Placement”), one of which is currently a member of the Company’s Board of Directors (“Director Investor”). The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. The Company received gross proceeds of $175,000 and used these proceeds for general working capital purposes.

Pursuant to a Registration Rights Agreement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company will be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the non-director investor may require that the Company pay additional liquidated damages to the non-director investor.  As of September 30, 2006, the Company had accrued $2,000 in liquidated damages payable to the non-director investor.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), the Company allocated the total proceeds received from the Director Investor between the shares of common stock and the warrants issued based on their relative estimated fair values on the date of issuance.  The Company calculated the fair value of the warrants on the date of the issuance using the Black-Scholes model.  As a result of this analysis, the Company allocated $41,000 from the proceeds to warrants.

Under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $24,000 which equals the fair value of the warrants on the date of issuance was recognized with the offsetting entry as a reduction to paid in capital.  Additionally, the net increase in the fair value during the three and nine months ended September 30, 2006 was recorded as a loss of $30,000 and $21,000, respectively.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

March 2006 Private Placement

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement” and, together with the April 2006 Private Placement, the “2006 Private Placements”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”). The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  Upon election of SSF, at any time, any or all of the outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share. The warrants to purchase shares of the Company’s common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price of the Notes or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments.  The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model.  A liability of $995,000 which equals the fair value of the warrants on the date of issuance was recognized with an offsetting reduction to the carrying amount of the Notes.  The resulting debt discount of $995,000 is being amortized over the life of the Notes, using the effective interest method.  For the three and nine months ended September 30, 2006, the amortization of the debt discount totaled $78,000 and $145,000, respectively, and was recorded as interest expense.  Additionally, the net increase in the fair value during the three and nine months ended September 30, 2006 was recorded as a loss of $875,000 and $372,000, respectively.  Any future change in the fair value of the warrants will be recognized during the current reporting period.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option.  Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature is considered to be a beneficial conversion feature.   The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid in capital of $505,000, which is based on the effective conversion rate, capped at the net carrying amount of the Notes.  The discount resulting from this allocation to the beneficial conversion feature is being amortized over the life of the Notes, using the effective interest method.  For the three and nine months ended September 30, 2006, the amortization of the debt discount totaled $53,000 and $102,000, respectively, and was recorded as interest expense.

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company will be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages.  As of September 30, 2006, the Company had accrued $57,000 in liquidated damages payable to SSF.

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

5.             STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At September 30, 2006 and December 31, 2005, options to purchase 2,974,154 and 2,835,997 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date.  For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date.  At September 30, 2006 and December 31, 2005, options to purchase 1,914,499 and 1,009,581 shares, respectively, of common stock were exercisable under the 2004 FIP.

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (“the 2006 SOP”), as recommended by the Board’s Compensation Committee.  The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock.  The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP.  Options granted under the 2006 SOP will be nonqualified stock options.  There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP.  Options granted under the 2006 SOP vest fully if certain events stipulated in the 2006 SOP occur.  The 2006 SOP will expire in July 2016.  At September 30, 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $68,000 and $219,000 for the three months and nine months ended September 30, 2006, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the options granted during the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Expected volatility	150%-208%	150%-225%
Risk-free rate	4.82%-4.86%	3.50%
Expected Term	5-10 years	8.9 - 10 years

A summary of option activity under the 2001 FIP, the 2004 FIP and the 2006 SOP as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	7,529,931	$0.13
Granted	8,016,607	0.08
Exercised	(177,395)	0.05
Forfeited or expired	(270,282)	0.16
Outstanding as of September 30, 2006 (unaudited)	15,098,861	$0.10	6.41	$1,617,000
Exercisable as of September 30, 2006 (unaudited)	4,888,652	$0.12	6.82	$379,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $0.08 and $0.14, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $16,000 and $29,000, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2006	3,720,529	$0.14
Granted	8,016,607	0.08
Vested	(1,281,907)	0.13
Forfeited	(245,020)	0.16
Nonvested as of September 30, 2006 (unaudited)	10,210,209	$0.09

For any option granted with a performance condition, the Company determines if it is probable that the performance condition will be achieved.  Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of September 30, 2006, there was $658,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP, the 2004 FIP, and the 2006 SOP.  This cost is expected to be recognized over a period of 3 years.

Cash received from option exercise under all share-based payment arrangements was $12,000 in each of the nine months ended September 30, 2006 and 2005.

Warrants

In July 2006, the Company issued to a new customer a five-year warrant to purchase up to 1.5 million shares of the Company’s common stock at an exercise price of $0.28 per share (subject to adjustment in certain circumstances).  The warrants were issued in connection with entering into a three-year software license and services agreement.  Upon the issuance of the warrants, the right to purchase 300,000 shares vested and the remainder will vest in 400,000 share increments if and when stated targets of cumulative license fee and maintenance revenue paid to the Company under the license and services agreement are met.  Vested warrants are exercisable for three years after the vesting date and expire immediately prior to a change in control of the Company.

Pursuant to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the Company recognized the fair value of the initial 300,000 warrants which totaled $14,000 as a reduction against the revenue earned from this customer and as paid-in-capital during the quarter ended September 30, 2006.  The fair value of these 300,000 warrants was estimated on the vesting date using the Black-Scholes option-pricing model.  For the remaining 1.2 million warrants, for each reporting period, the Company will estimate the then-current fair value of the warrants estimated to have been earned as of the period end based on a pro-rata percentage of revenue earned by the customer during that reporting period.  If and when the stated target is met by the customer, and a measurement date has been established, the Company will compute the fair value of the additional 400,000 vested warrants using the Black-Scholes option-pricing model and record the necessary adjustment to previous estimates of the award based on this measurement date fair value.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the compensation-based warrants granted during the nine months ended September 30, 2006:

Nine months ended September 30, 2006
Expected volatility	128%-148%
Risk-free rate	5.05%-5.12%
Expected Term	3-10 years

During the nine months ended September 30, 2005, the Company did not issue any warrants.

A summary of compensation-based warrant activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	1,427,174	$0.14
Granted	2,500,000	0.21
Exercised	—
Canceled	—
Outstanding as of September 30, 2006 (unaudited)	3,927,174	$0.18	5.89	$195,000
Exercisable as of September 30, 2006 (unaudited)	2,727,174	$0.14	6.37	$195,000

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

Operating segment data for the three and nine months ended September 30, 2006 and 2005 were as follows:

	License	Support	Services	Total
Three months ended September 30, 2006
Revenues	$517,000	$350,000	$639,000	$1,506,000
Cost of Revenues	20,000	158,000	446,000	624,000
Gross Profit	$497,000	$192,000	$193,000	$882,000
Three months ended September 30, 2005
Revenues	$1,101,000	$332,000	$788,000	$2,221,000
Cost of Revenues	18,000	101,000	781,000	900,000
Gross Profit	$1,083,000	$231,000	$7,000	$1,321,000

	License	Support	Services	Total
Nine months ended September 30, 2006
Revenues	$1,314,000	$987,000	$1,990,000	$4,291,000
Cost of Revenues	118,000	393,000	1,596,000	2,107,000
Gross Profit	$1,196,000	$594,000	$394,000	$2,184,000
Nine months ended September 30, 2005
Revenues	$2,463,000	$1,051,000	$2,862,000	$6,376,000
Cost of Revenues	40,000	336,000	2,407,000	2,783,000
Gross Profit	$2,423,000	$715,000	$455,000	$3,593,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, income (loss) from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended September 30, 2006
Revenues	$1,280,000	$164,000	$62,000	$1,506,000
Gross Profit	749,000	96,000	37,000	882,000
Net loss	(1,250,000)	(160,000)	(61,000)	(1,471,000)
Property and equipment, net	385,000	—	—	385,000

Three months ended September 30, 2005
Revenues	$2,023,000	$165,000	$33,000	$2,221,000
Gross Profit	1,205,000	97,000	19,000	1,321,000
Net loss	(194,000)	(19,000)	(4,000)	(217,000)
Property and equipment, net	503,000	—	—	503,000

Nine months ended September 30, 2006
Revenues	$3,648,000	$492,000	$151,000	$4,291,000
Gross Profit	1,857,000	250,000	77,000	2,184,000
Net loss	(2,486,000)	(335,000)	(103,000)	(2,924,000)
Property and equipment, net	385,000	—	—	385,000

Nine months ended September 30, 2005
Revenues	$5,264,000	$820,000	$292,000	$6,376,000
Gross Profit	2,968,000	461,000	164,000	3,593,000
Net loss	(857,000)	(140,000)	(50,000)	(1,047,000)
Property and equipment, net	503,000	—	—	503,000

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

We continue to shift towards multi-year, subscription-based recurring software licensing and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  We have increased recurring revenues from professional services for application management and hosting of customer hardware.  These changes have marked a significant change in our revenue model. We believe this revenue model will provide greater long-term financial benefit to the Company as we expect continued increases in our customers’ subscriber volumes for new IP services, especially in VoIP phone services and Wi-Fi services. Under the subscriber-based recurring revenue model, recurring software and maintenance revenues will increase over time if the customers’ subscriber bases increase.

Current Conditions

During 2006, we have focused on managing and reducing our costs to bring them in line with expected revenues.  For the nine months ended September 30, 2006, we have been able to reduce operating costs by $936,000 over the same period in 2005.  During the third quarter 2006, we accelerated our cost management activities to reduce ongoing technical, sales, and marketing costs related to our legacy billing business, as well as reduce general and administrative costs.  We expect to realize the benefit from these cost reductions beginning in the fourth quarter of 2006, and we expect to continue to seek out additional cost reductions where possible.

During the third quarter of 2006, we released new versions of our IP Correlytics and Connect CCB products.  We enhanced and expanded the capabilities of our IP Correlytics transaction management platform, enhanced the performance and capabilities of our rating engine, and introduced a new Revenue Assurance SolutionPak™ module for revenue assurance.  For the past several years, we have provided revenue assurance services to a number of our largest customers as a dedicated managed service.  While to-date, we have offered our IP Correlytics product under a managed service model, with the release of the Revenue Assurance SolutionPak, we have also begun offering the SolutionPak revenue assurance and settlement reconciliation services under a multi-tenant Software-as-a-Service (“SaaS”) delivery model.  This allows customers to use our revenue assurance services on an outsourced basis without having to setup any infrastructure in-house.  We also enhanced the capabilities of our Connect CCB customer care and billing product by introducing expanded support for commercial voice and data services.

As discussed elsewhere in this report, in March 2006, we issued an aggregate of $1.5 million of the senior secured debt convertible into 15.0 million shares of our common stock and warrants to purchase 7.5 million shares of our common stock to certain institutional investors resulting in gross proceeds of $1.5 million (the “March 2006 Private Placement”). Additionally, in April 2006, we issued an aggregate of 1.75 million shares of our common stock and warrants to purchase 875,000 shares of our common stock to certain accredited investors resulting in gross proceeds of $175,000 (the “April 2006 Private Placement” and together, the “2006 Private Placements”). We used the net proceeds from the 2006 Private Placements for general working capital purposes.

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

Results of operations for the three months ended September 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Three Months Ended September 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$517	$1,101	(584)	(53)%
Product support and upgrades revenue	350	332	18	5%
Services revenue	639	788	(149)	(19)%
Total revenues	1,506	2,221	(715)	(32)%
OPERATING EXPENSES
Sales and marketing	419	564	(145)	(26)%
Cost of software licenses	20	18	2	11%
Cost of product support and upgrades	158	101	57	56%
Cost of services	446	781	(335)	(43)%
Research and development	332	457	(125)	(27)%
General and administrative	502	493	9	2%
Total operating expenses	1,877	2,414	(537)	(22)%
LOSS FROM OPERATIONS	(371)	(193)	(178)	92%
INTEREST AND OTHER EXPENSES, NET	(1,101)	(23)	(1,078)	4687%
LOSS BEFORE INCOME TAX PROVISION	(1,472)	(216)	(1,256)	581%
INCOME TAX PROVISION	(1)	1	(2)	(200)%
NET LOSS	$(1,471)	$(217)	(1,254)	578%
Supplemental data:
Depreciation and amortization	$30	$41	(11)	(27)%

Overview

During the third quarter of 2006, revenues decreased by $715,000, or 32% to $1.5 million as compared to $2.2 million for the same period in the prior year. The net decrease resulted from the loss of revenue in the amount of $1.3 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, and was offset by an increase in revenues of $430,000 from our existing customers and $188,000 from our new 2006 customers.  During the three months ended September 30, 2006, we had two customers who individually accounted for more than 10% of total revenues.  These two customers represented 60.9% and 10.3% of total revenues, respectively, for the three months ended September 30, 2006.

During the third quarter of 2006, operating expenses decreased by $537,000, or 22% as compared to the same period in 2005.  In January 2006, we began expensing stock compensation costs as required by FAS 123R, which totaled $68,000 for the third quarter.  During the three months ended September 30, 2006, the decrease of $335,000 in cost of services was primarily due to a decline in labor-related expenses from the same period in 2005 to support our then largest customer.  Excluding non-cash compensation expenses, total operating expenses decreased by approximately $605,000 as compared to the same period in 2005.  As a part of accounting for the 2006 Private Placements during the third quarter of 2006, we incurred non-cash expenses of $1.1 million which we charged to interest expense.  We incurred interest expense of $19,000 in the same period for the related $1.5 million senior secured convertible note.

Total Revenues

Revenues for the three months ended September 30, 2006 were $1.5 million, a decrease of $715,000, or 32%, from $2.2 million for the same period in 2005. The net decrease resulted from the loss of revenue in the amount of $1.3 million from our then largest customer in 2005 whose license and services agreement expired in December 2005, and was offset by an increase in revenues of $430,000 from our existing customers and $188,000 from our new 2006 customers.  Total revenue from our current largest customer during the three months ended September 30, 2006 represented approximately 61% of total revenues and accounted for 18% of total revenues for the three months ended September 30, 2005.

For the three months ended September 30, 2006, total revenues of $1.5 million was comprised of $1.1 million of recurring revenue and $368,000 of nonrecurring revenue.  Recurring revenue decreased by $610,000, or 35%, as compared to $1.7 million for the same period in the prior year.  The decrease was due to a loss of $1.1 million earned in 2005 from our then largest customer, offset by an increase of $448,000 from our other customers.  The increase was primarily due to an increase in license and application management fees.  Total nonrecurring revenue for the three months ended September 30, 2006 was $368,000, or a 22% decrease, as compared to $473,000 for the same period last year.  The decrease was due to a loss of $275,000 earned in 2005 from our then largest customer, offset by an increase of $170,000 from our other customers.

We define recurring revenue as revenue derived from subscriber-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

During the third quarter of 2006, software license revenue decreased by $584,000, or 53%, to $517,000, or 34% of total revenues as compared to $1.1 million, or 50% of total revenues, for the same period in the prior year. The change was the result of an increase in revenue of $149,000, or 46%, from our existing customers and an additional $43,000 from our new 2006 customers, which was offset by a decrease of $776,000 in revenue from our then largest customer during the same period in 2005.

During the third quarter of 2006, total software license revenue of $517,000 was comprised of $443,000 of recurring revenue and $74,000 of nonrecurring revenue.  Recurring subscription-based license revenue decreased by $286,000, or 39%, to $443,000, as compared to $729,000 for the same period in the prior year. The decrease was due to a loss of $501,000 earned in 2005 from our then largest customer, offset by an increase of $215,000 from our other customers.  Total nonrecurring license revenue which includes sales of third party hardware and software decreased by $298,000 for the three months ended September 30, 2006 when compared to the same period in 2005.  The decrease was primarily due to a loss of $275,000 earned in 2005 from our then largest customer.

During the third quarter of 2006, all of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support and upgrades revenue of $350,000, or 23% total revenues, increased $18,000, or 5%, for the three months ended September 30, 2006, as compared to $332,000, or 15% of total revenues, for the same period in 2005.  All product support and upgrades revenue is recurring revenue.  The net increase was primarily the result of an increase in revenue from our existing customers of $64,000, or 23%, and a decrease of $51,000 from our then largest customer for the same period in 2005.

Services Revenue

Services revenue was $639,000, or 42% of total revenues, for the three months ended September 30, 2006, as compared to $788,000, or 36% of total revenues, for the same period last year. The net decrease of $149,000 was due to an increase in revenue of $217,000, or 77%, from our existing customers and an additional $140,000 from our new 2006 customers, offset by a loss of $506,000 in revenue from our then largest customer for the same period in 2005.

For the quarter ended September 30, 2006, total services revenue of $639,000 was comprised of $345,000 of recurring revenue and $295,000 of nonrecurring revenue.  Recurring services revenue decreased $342,000, or 50%, as compared to $687,000 for the same period in the prior year.  The decrease was due to a loss of $506,000 earned in 2005 from our then largest customer, offset by an increase of $164,000 from our other customers due to an increase in application management and hosting our software on customer hardware.  Nonrecurring revenue increased $193,000, or 189%, from implementation, customization, and training in connection with two new customers and ongoing up-sell services to existing customers when compared to the same period in 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2006 was $419,000, a decrease of $145,000, from $564,000 for the same period in 2005.  During the three months ended September 30, 2005, our marketing program to rebrand the company was in process.  Through this program, we created a new image and messaging around our IP Corelytics™ product as well as promoted the company through a new website, an industry press tour and increased participation at trade shows and conferences.  Marketing related costs were $133,000 during the three months ended September 30, 2005, as compared to $33,000 during the same period in 2006.  The overall decrease was also due to a decrease in labor-related expenses of $20,000 as well as travel and related expenses of $11,000.

Cost of Revenues

The cost of software licenses totaled $20,000 for the three months ended September 30, 2006, and was comparable to $18,000 for the three months ended September 30, 2005.

The cost of product support and upgrades increased $57,000 to $158,000 for the three months ended September 30, 2006, as compared to $101,000 for the same period in 2005.  The increase was primarily due to an increase in labor related costs to support new and existing customers who have increasing requirements due to their growth.

The cost of services was $446,000, a decrease of $335,000 or 43%, for the three months ended September 30, 2006, as compared to $781,000 for the three months ended September 30, 2005. During the three months ended September 30, 2006, the decrease is primarily due to the decline in the labor-related expenses that were incurred during 2005 to support our then largest customer.

Research and Development

Research and development expenses decreased $125,000 to $332,000, for the three months ended September 30, 2006, as compared to $457,000 for the three months ended September 30, 2005. The decrease was primarily due to a decrease of personnel costs totaling $139,000, which includes a decrease in contract labor of $89,000, as compared to the same period in 2005.

General and Administrative

General and administrative expense was $502,000, an increase of $9,000, or 2%, for the three months ended September 30, 2006, as compared to $493,000 for the same period in 2005. This net increase was primarily due to higher professional costs of $51,000 and public company costs of $18,000 which was offset by a decrease in personnel costs of $36,000, travel related costs of $8,000, and allocated costs totaling $15,000.

Interest and Other Expenses, Net

Interest and other expenses, net was an expense of $1.1 million, an increase of $1.1 million for the three months ended September 30, 2006 as compared to $23,000 for the same period in the prior year.  The increase was primarily due to non-cash expenses associated with the convertible debt security and warrants issued in the 2006 Private Placements, comprised of the related warrants’ mark-to-market period expense of $905,000, the amortization of the capitalized debt issuance costs of $22,000, and the amortization of debt discount totaling $131,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2006 was $30,000, a decrease of $11,000 from $41,000 for three months ended September 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated during the past year.

Results of operations for the nine months ended September 30, 2006 and 2005

Statement of Operations Data (in thousands)

	Nine Months Ended September 30,		Change
	2006	2005	$	%
	(Unaudited)
REVENUES
Software license revenue	$1,314	$2,463	$(1,149)	(47)%
Product support and upgrades revenue	987	1,051	(64)	(6)%
Services revenue	1,990	2,862	(872)	(30)%
Total revenues	4,291	6,376	(2,085)	(33)%
OPERATING EXPENSES
Sales and marketing	1,600	1,716	(116)	(7)%
Cost of software licenses	118	40	78	195%
Cost of product support and upgrades	393	336	57	17%
Cost of services	1,596	2,407	(811)	(34)%
Research and development	1,141	1,291	(150)	(12)%
General and administrative	1,577	1,571	6	*
Total operating expenses	6,425	7,361	(936)	(13)%
LOSS FROM OPERATIONS	(2,134)	(985)	(1,149)	117%
INTEREST AND OTHER EXPENSES, NET	(788)	(60)	(728)	1213%
LOSS BEFORE INCOME TAX PROVISION	(2,922)	(1,045)	(1,877)	180%
INCOME TAX PROVISION	2	2	—	—
NET LOSS	$(2,924)	$(1,047)	(1,877)	179%
Supplemental data:
Depreciation and Amortization	$97	$130	(33)	(25)%

*Constitutes less than 1%

Overview

Total revenues for the nine months ended September 30, 2006 were $4.3 million, a decrease of $2.1 million, or 33%, from $6.4 million for the same period in 2005. The decrease resulted from the loss of revenue in the amount of $3.5 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, offset by an increase in revenues of $524,000 from our existing customers and $843,000 from our new 2006 customers.  During the nine months ended September 30, 2006, we had three customers who individually accounted for more than 10% of total revenues.  These three customers represented 51%, 12%, and 11% of total revenues, respectively, for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, operating expenses decreased by $936,000, or 13%, as compared to the same period in 2005.  In January 2006, we began expensing stock compensation costs, as required by FAS 123R, which totaled $219,000 for the nine months ended September 30, 2006.  During the nine months ended September 30, 2006, the decrease of $811,000 in cost of services was primarily due to a decline in labor-related expenses from the same period in 2005 to support our then largest customer.  During the second quarter of 2006, we issued warrants to members of the board of directors, resulting in non-cash compensation expense of $97,000, which is included in general and administrative expenses.  Excluding non-cash stock-based compensation expenses, total operating expenses decreased by approximately $1.3 million, or 17%, as compared to the same period in 2005.  As a part of accounting for the 2006 Private Placements during the nine months ended September 30, 2006, we incurred non-cash expenses in the amount of $683,000 which we charged to interest expense.  We incurred interest expense of $38,000 during the same period for the related $1.5 million senior secured convertible note.

Total Revenue

Revenues for the nine months ended September 30, 2006 were $4.3 million, a decrease of $2.1 million, or 33%, from $6.4 million for the same period in 2005. The net decrease resulted from the loss of revenue in the amount of $3.5 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, and an increase in revenue of $524,000, or 18%, from our existing customers and $843,000 from our new 2006 customers.  Total revenue from our current largest customer during the nine months ended September 30, 2006 represented approximately 51% of total revenues and accounted for 18% of total revenues for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, total revenues of $4.3 million was comprised of $3.1 million of recurring revenue and $1.2 million of nonrecurring revenue. Recurring revenue decreased $2.0 million, or 41%, as compared to $5.1 million for the same period in 2005.  The decrease was due to a loss of $3.2 million earned in 2005 from our then largest customer, offset by an increase of $1.1 million from our other customers.  The increase resulted from an increase in fees from monthly subscription based licenses and from three license and services agreements entered into during the nine months ended September 30, 2006.  Total nonrecurring revenue for the nine months ended September 30, 2006 and 2005 was $1.2 million.  During the nine months ended September 30, 2006, the decrease that was due to a loss of $275,000 earned in 2005 from our then largest customer which was offset by an increase of $278,000 from our other customers.

We define recurring revenue as revenue derived from subscriber-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

For the nine months ended September 30, 2006, software license revenue was $1.3 million, a decrease of $1.2 million from $2.5 million of total revenues for the same period in the prior year. The change was the result of an increase in revenue of $508,000, or 74%, from our existing customers and an additional $124,000 from our new 2006 customers, which was offset by a decrease of $1.8 million in revenue from our then largest customer during the same period in 2005.

During the nine months ended September 30, 2006, total software license revenue of $1.3 million was comprised of $1.1 million of recurring revenue and $182,000 of nonrecurring revenue.  Recurring subscription-based license revenue decreased by $898,000, or 44%, to $1.1 million, as compared to $2.0 million for the same period in the prior year.  The decrease was due to a loss of $1.5 million earned in 2005 from our then largest customer, offset by an increase of $608,000 from our other customers.  Total nonrecurring license revenue which includes sales of third party hardware and software decreased by $251,000 for the nine months ended September 30, 2006, when compared to the same period in the prior year.  The decrease was due to a loss of $275,000 earned in 2005 from our then largest customer, offset by an increase of $24,000 from our other customers.

During the nine months ended September 30, 2006, all of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support and upgrades revenue of $987,000 or 23% of total revenues, decreased $64,000, or 6%, for the nine months ended September 30, 2006, as compared to $1.1 million, or 16% of total revenues, for the same period in 2005. All product support and upgrades revenue is recurring revenue.  The net decrease was primarily the result of an increase in revenue from our existing customers of $84,000 and a decrease of $154,000 in revenue from our then largest customer for the same period 2005.

Services Revenue

Services revenue was $2.0 million, or 46% of total revenues, for the nine months ended September 30, 2006, as compared to $2.9 million, or 45% of total revenues, for the same period last year. The net decrease was due to an increase in revenue of $713,000 from our new 2006 customers, offset by a decrease in revenue from our existing customers of $68,000, or 5%, and a loss of $1.5 million in revenue from our then largest customer for the same period in 2005.

For the nine months ended September 30, 2006, total services revenue of $2.0 million was comprised of $934,000 of recurring revenue and $1.1 million of nonrecurring revenue.  Recurring services revenue decreased $1.1 million, or 55%, as compared to $2.1 million for the same period last year.  The decrease was due to a loss of $1.5 million earned in 2005 from our then largest customer, offset by an increase of $391,000 from our other customers due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue increased $253,000, or 32%, due to an increase in implementation, customization, and training in connection with two new customers during 2006 and ongoing up-sell services to our existing customers when compared to the same period in 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2006 was $1.6 million, a decrease of $116,000 from $1.7 million for the same period in 2005.  During the nine months ended September 30, 2005, we embarked on a marketing program to rebrand the company.  Through this program, we created a new image and messaging around our IP Corelytics™ product as well as promoted the company through a new website, an industry press tour and increased participation at trade shows and conferences.  Marketing related costs were $316,000 during the nine months ended September 30, 2005, as compared to $99,000 during the same period in 2006.  The overall decrease was also due to a decrease in travel and related expenses of $56,000, offset by an increase of $168,000 due to adding sales and business development personnel, which includes $71,000 of non-cash stock compensation.

Cost of Revenues

The cost of software licenses increased $78,000 to $118,000 for the nine months ended September 30, 2006, as compared to $40,000 for the nine months ended September 30, 2005.  The increase primarily relates to the cost of nonrecurring third party software and hardware resold to a customer.

The cost of product support and upgrades increased $57,000 to $393,000 for the nine months ended September 30, 2006, as compared to $336,000 for the same period in 2005.  The increase was primarily due to an increase in labor related costs to support new and existing customers with increasing requirements due to their growth.

The cost of services decreased $811,000 to $1.6 million for the nine months ended September 30, 2006, as compared to $2.4 million for the nine months ended September 30, 2005. The decrease primarily resulted from the termination of employees associated with the expiration of the Company’s largest customer’s license and services agreement in December 2005. The related severance cost incurred in 2005, as well as the overall reduction in the services personnel in 2006, also contributed to the decrease in cost of services for the nine months ended September 30, 2006 compared to the same period in 2005.

Research and Development

Research and development expenses decreased $150,000 to $1.1 million for the nine months ended September 30, 2006, as compared to $1.3 million for the nine months ended September 30, 2005. The net decrease primarily resulted from a decrease in outside contract labor costs of approximately $218,000.  This decrease was offset with an overall increase in headcount which contributed to a higher allocation of facilities costs and administrative expense during the nine months ended September 30, 2006.

General and Administrative

General and administrative expense for the nine months ended September 30, 2006 was $1.6 million, an increase of $6,000 from $1.6 million for the same period in 2005. This net increase was primarily due to higher professional services costs of $75,000 and an increase in non-cash compensation expense of $97,000 related to the warrants issued to the members of the board of directors.  This increase was offset with an overall decrease in personnel costs of $127,000 and allocated costs of $7,000, as well as lower travel and related expenses of $30,000.

Interest and Other Expenses, Net

Interest and other expenses, net was $788,000, an increase of $728,000 for the nine months ended September 30, 2006 as compared to $60,000 for the nine months ended September 30, 2005. The increase of $728,000 was primarily due to non-cash expenses associated with the 2006 Private Placements, consisting of the net change in the fair value of the warrants issued in the 2006 Private Placements of $393,000, the amortization of the capitalized debt issuance costs of $43,000, and the accretion of the debt discount totaling $247,000.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2006 was $97,000, a decrease of $33,000 from $130,000 for nine months ended September 30, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2005.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)

	September 30,	December 31,	Change
	2006	2005	$	%
	(unaudited)
Cash and cash equivalents	$449	$711	(262)	(37)%
Restricted cash	102	101	1	1%
Accounts receivable	399	591	(192)	(32)%
Cash, cash equivalents and accounts receivable	950	1,403	(453)	(32)%
Current Assets	1,167	1,502	(335)	(22)%
Accounts payable and accrued expenses	1,310	1,288	22	2%
Current portion notes payable	448	288	160	56%
Deferred revenue	403	371	32	9%
Warrant liability	1,412	—	1,412	100%
Current Liabilities	3,573	1,947	1,626	84%
Working Capital Deficit	(2,406)	(445)	(1,961)	441%
Long Term Liabilities	1,152	1,180	(28)	(2)%

Overview

As of September 30, 2006, working capital deficit balance increased by $2.0 million to $2.4 million, as compared a working capital deficit of $445,000 as of December 31, 2005. Our working capital deficit exclusive of the warrant liability is $1.0 million.  The overall increase was primarily due to the loss from operations of $2.1 million that included $315,000 for non-cash stock-based compensation expense, an increase in cash of $1.7 million from the 2006 Private Placements, less related cash and non-cash expenses that totaled $874,000.  The decrease of $192,000 in accounts receivable resulted primarily from customers taking advantage of discount terms for early payment which we began offering during 2006.  The increase in working capital deficit was also attributable to a note payable for $200,000 and the related accrued interest of $120,000 that will mature on April 30, 2007 and was reclassified from noncurrent liabilities to current liabilities 12 months prior to the maturity date, as well as normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.  Of the $1.6 million increase in current liabilities, $1.4 million was from the warrant liability.

We believe that existing cash balances combined with cash generated from future operations, together with our recently completed and planned reductions in costs, will be sufficient to support our working capital requirements through at least the next twelve months.  We expect to realize the benefit from the cost-reduction measures taken throughout 2006 beginning in the fourth quarter of 2006 and will continue to seek out additional cost reductions where possible.  We cannot, however, be certain that cash generated from future operations and cost-reduction activities will be adequate or possible.

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

•             engage in transactions with affiliates; and

•             engage in a business other than our current operations.

Thus our ability to obtain third party financing on acceptable terms will be limited. If we require additional financing, we cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased to $950,000 at September 30, 2006 from $1.4 million at December 31, 2005, primarily due to the net proceeds from the 2006 Private Placements offset by usage of cash for operating needs. On September 30, 2006 and December 31, 2005, we held restricted cash of $102,000 and $101,000, respectively, pursuant to a loan agreement with First Regional Bank.  On September 30, 2006, the accounts receivable balance was $399,000, a decrease of $192,000, or 32%, from the balance of $591,000 on December 31, 2005. The decrease of $192,000 in accounts receivable resulted primarily from customers taking advantage of discount terms for early payment which we began offering during 2006.

Liabilities

Accounts payable and accrued expenses increased by $22,000 to $1.3 million at September 30, 2006 from $1.3 million at December 31, 2005 largely due to timing of payment of outstanding invoices and accruals.  Additionally, during the nine months ended September 30, 2006, we paid the December 31, 2005 liability of $118,000 related to termination benefits to service employees who had been assigned to the support the then largest customer whose contract expired on December 31, 2005.

In March 2006, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to January 2011 from January 2010. Pursuant to the amended terms of the note, interest will continue to accrue at the same rate, and we will be required to make monthly interest-only payments of approximately $7,000 from January 2006 through December 2006 and monthly interest and principal payments of $20,000 from January 2007 through January 2011, until paid in full. The amended payment schedule decreased the current portion of notes payable at September 30, 2006 compared to December 31, 2005.  Also, during the second quarter of 2006, the Spieker notes payable and related accrued interest was reclassified from a noncurrent liability to current liability based on the April 2007 maturity date.

The deferred revenue on September 30, 2006 increased $32,000 or 9% to $403,000, as compared to $371,000 on December 31, 2005. The net increase in deferred revenue is primarily due to timing difference between recognizing revenue and invoicing the customer for agreed-upon services, such as annual maintenance contracts or nonrecurring services.  A legacy customer’s existing contract expired at September 30, 2006 and we entered into a new contract with that customer effective October 1, 2006.  Due to changes in the customer’s business, software license and product support and upgrades revenues will be less than under the expired contract and reduced the deferred revenue liability $114,000 on September 30, 2006 as compared to December 31, 2006.

The warrant liability of $1.4 million on September 30, 2006 reflects the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to SFAS 133.

Cash Flows

Net cash used by operating activities of $1.6 million for the nine months ended September 30, 2006 resulted primarily from a net loss of $2.9 million that included non-cash expenses for stock-based compensation of $315,000 and non-cash expenses of $683,000 related to the 2006 Private Placement as well as a net decrease in operating assets over operating liabilities of $172,000. The increase in net cash used by operations of $318,000 for the nine months ended September 30, 2006, compared to the same period in 2005 was due to a $879,000 increase in net loss when excluding non-cash compensation and 2006 Private Placement related expenses, the loss of the Company’s then largest customer in December 2005, offset with the decrease in accounts receivable and increase in accounts payable and other accrued liabilities.  Net cash used by operating activities of $1.3 million for the nine months ended September 30, 2005 resulted primarily from a net loss along with an increase in current assets, offset by decreases in deferred revenue, accounts payable and accrued liabilities.

Net cash used in investing activities decreased to $5,000 for the nine months ended September 30, 2006, as compared to $46,000 for the same period in 2005, was primarily due to the decrease in purchases of capital equipment.

Net cash provided by financing activities increased to $1.4 million for the nine months ended September 30, 2006, a change of $1.6 million from $251,000 net cash used by financing activities for the nine months ended September 30, 2005. This change was primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million.  In addition, we received $175,000 of gross proceeds from the April 2006 Private Placement during the nine months ended September 30, 2006. Also, repayments on notes payable and capital lease obligations totaled $63,000 during the nine months ended September 30, 2006, as compared to $182,000 during the nine months ended September 30, 2005.

April 2006 Private Placement

On April 27, 2006, we sold 1,750,000 shares of our common stock and 875,000 warrants to purchase shares of our common stock to two accredited investors in a private placement, one of which is currently a member of our Board of Directors. The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by us of our common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors may, in limited instances, exercise the warrant through a cashless exercise. We received gross proceeds of $175,000 and used these proceeds for general working capital purposes.

Pursuant to a Registration Rights Agreement entered into with the two investors, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company will be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

March 2006 Private Placement

On March 31, 2006, we completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million shares of our common stock to SSF. The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  Upon election of SSF, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes may be converted into shares of our common stock at a conversion price of $0.10 per share. The warrants to purchase our common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Pursuant to a Registration Rights Agreement entered into between us and SSF as part of the March 2006 Private Placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company will be required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective. The Company is using its best efforts for the registration statement to be declared effective.  In addition, if such registration statement is declared effective, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages.

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

We recorded net losses of $1.5 million, $2.9 million and $1.4 million for the three months ended September 30, 2006, the nine months ended September 30, 2006 and for the fiscal year ended December 31, 2005, respectively.  As of September 30, 2006, we had an accumulated deficit of $18.2 million. Of the total $18.2 million accumulated deficit, $7.7 million resulted from amortization expense and the $5.6 million write-down of purchase price goodwill, and in 2006, a net non-cash interest charge of $683,000 was recognized in connection with the 2006 Private Placements and stock-based compensation cost of $219,000 was recorded pursuant to FAS 123R.

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

SSF could accelerate payment of all principal and interest owed under the Notes and require us to pay liquidated damages owed under the Registration Rights Agreement.

As of November 20, 2006, there is $1.5 million of principal and $30,000 of accrued interest outstanding under the Notes issued to SSF in the March 2006 Private Placement.  Interest payments are payable semi-annually on the last day of June and December of each year, and began June 30, 2006.  The principal and any accrued but unpaid interest on the Notes are due March 31, 2008.  In the event we fail to pay any amount due under the related transaction documents between the Company and SSF within five days of when due, or if we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, then SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  Because the registration statement related to the March

2006 Private Placement was not declared effective by July 16, 2006, we owe liquidated damages under the Registration Rights Agreement between the Company and SSF at the rate of $22,500 for each 30-day period or pro rata for any portion thereof until the registration statement is declared effective.  As of November 20, 2006, the Company had accrued $99,000 in liquidated damages payable to SSF under the Registration Rights Agreement.  In the event SSF elects to accelerate payments under the Notes, we may not have sufficient cash to make such payments.  The Notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under the Notes when due could materially adversely affect the Company's operations and financial condition.

Our revenues are generated from a limited number of customers and our customer base is concentrated.

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenue from customers who individually account for more than 10% of total revenues during the three and nine months ended September 30, 2006 represented approximately 71% and 74% of total revenues for each period, respectively. The loss of an additional large customer would cause our business to be further harmed and, if a large contract is cancelled, deferred, or expires or if an anticipated contract does not materialize, our business would be harmed.

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

Our future success depends on our ability to retain and attract qualified personnel.

We may not be able to retain, or attract and assimilate highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues, and our IP Correltyics development team. This productivity will depend to a large degree on our success to retain, recruit, and train qualified direct salespeople and technical resources. Our business will be harmed if we fail to retain or hire qualified personnel, or if newly hired employees fail to develop the necessary skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

We recently reduced our senior management ranks and consolidated executive responsibilities under our Chief Executive Officer, Chief Operating Officer, and VP of Sales.  Our future success depends to a significant extent on the continued services of this senior management. If we lose the services of any of our senior management and are unable to hire suitable replacements, our business could be harmed. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to serve our existing customers effectively and compete for new business, either of which could adversely affect our business and results of operations.

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

Certain of our products contain open source software components. Open source software is software that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make all or part of the source code of our derivative products available to the public free of charge and/or to license such derivative product under a similar open source software license. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three and nine months ended September 30, 2006 increased as compared to the same period last year. International customers represented approximately 15% and 9% of our total revenue for the three months ended September 30, 2006 and 2005, respectively.  Our revenues attributable to international operations for the nine months ended September 30, 2006 decreased as compared to the same period last year.  International customers represented approximately 15% and 17% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively.  We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A significant number of shares of our common stock are freely tradable. Additionally, in May 2006, we filed a registration statement covering shares representing approximately 69% of our issued and outstanding common stock as of November 20, 2006 and approximately 37% after issuance of all currently unissued shares included in the registration statements filed in July 2004 and May 2006. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A related group of institutional investors beneficially owns approximately 58% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of November 20, 2006, SSF beneficially owns approximately 58% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

•                  engage in transactions with affiliates; and

•                  engage in a business other than our current operations.

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

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Chief Executive Officer, President,
and “Acting” Chief Financial Officer