Form 10KSB
period 2006-12-31
PRIMAL SOLUTIONS INC
filed 2007-04-02
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year:	$5,648,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 12, 2007:	$3,454,000
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 12, 2007:	38,373,634

Transitional Small Business Disclosure Format	Yes ☐	No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PART I

Item 1. Description of Business

Company Background

    The Company was incorporated on June 28, 1996 as Primal Systems, Inc. In 1999, Primal Systems, Inc. was merged with and into ACI Telecommunications Financial Services, a wholly-owned subsidiary of Avery Communications, Inc. (“Avery”). The surviving company changed its name to Primal Solutions, Inc. In February 2001, Avery spun off Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems (collectively, “Primal” or the “Company”) as a separate public company.

Our Business Focus

Primal is focused on providing comprehensive solutions for streamlining and improving transaction management for traditional voice services as well as services delivered via Internet Protocol (“IP”). Our IP Correlytics™ (“IPC”) software platform and related services can help enhanced communications service providers and new media companies generate more revenue and launch new products and services more rapidly while extracting essential business intelligence from communications business transactions.

Increasingly, our solutions are being used to enhance revenue and profitability management for complex, multi-carrier networks. The unique end-to-end nature of IPC’s transaction management makes it ideally suited for delivering carrier-grade charging and settlement management solutions. In 2006, we sold IP Correlytics and related services both through our direct sales efforts and our partnership relationships.

    In addition to our IP Correlytics product line, we offer Connect IXC™ (“IXC”) and Connect CCB® ("CCB"), an operational support services (“OSS”) product. IXC is a robust telecommunications mediation (collecting information from various sources and reformatting it to a standardized form) and rating (applying pricing plans to network usage) platform. The IXC mediation and rating components can be used separately or in combination, and also can be combined with both the IPC and CCB platforms.  Our CCB software is an integrated, end-to-end customer care, provisioning, and billing software platform used by wireless carriers, cable operators, and by community broadband providers that deliver voice, data, video and other services to residential and commercial accounts. CCB’s features support order management, provisioning, customer service management, invoicing, web portal electronic bill presentment, payment processing, credit and collections, workforce management and management reporting. We have several long-time customers using this product and continue to add new customers both through our direct sales efforts and our relationship with Lucent Technologies.

Our Markets

Our current market focus is Tier 1 and Tier 2 communications providers offering services to both residential and commercial customers.  Tier 1 communications providers typically have revenues over $10 billion and Tier 2 communications providers have revenues between $250 million and $10 billion. These service providers offer a blend of communications, content and commerce in converged voice, data and video offerings. Cable operators, database and entertainment companies, telephone companies, municipal WiFi network operators, Internet service providers and Internet search engine providers are all potential customers.

The Company’s primary focus has been Voice-over IP (“VoIP”) services which have gained early market momentum, while the number of new IP services offered continues to grow. These include: video phone, multi-line VoIP services, collaborative messaging, multi-player games, multi-media services, fixed-mobile convergence (“FMC”) services, IP Television (“IPTV”) and new forms of ad supported services and entertainment and interactive advertising.

Our customers and partners are leading communications and technology innovators worldwide, including Time Warner Cable, Earthlink Networks, Lucent Technologies, Bright House Networks, Bresnan Communications, Telekom Malaysia and Cisco Systems. In September 2006, our products processed approximately 30 percent of all U.S. residential VoIP subscriber transaction traffic.

Market Dynamics

    As communications providers seek new customers, additional market share and sustainable revenue by accelerating the delivery of IP and other services, they are encountering numerous business and operational problems driven by the following market dynamics:
  interconnections between service providers and their internal and external networks are becoming increasingly complex, making settlement more involved and difficult to reconcile;
  rapidly evolving market segments require providers to be increasingly responsive and adaptable to changing conditions;
  greater competition from traditional and new market entrants with compelling new offerings;
  customers expect more services at lower prices, placing increased pressure on margins; and
  emerging business models and increasingly complex relationships are requiring new solutions and methods to ensure quality service delivery.
Our Solutions

    We provide the following solutions to address the business and operational problems confronted by communications providers:
  Transaction Management - the ability to track, store, view and manage network and business events in a normalized fashion that span multiple internal and external systems and data structures;
  Rating - the ability to determine the appropriate charge for a service delivered, based on complex business rules;
  Mediation - the ability to take raw data records from a wide variety of network elements and translate them into a normalized form that can be used by downstream systems;
  Settlement - the ability to determine which parties are owed fees in complex multi-party network environments;
  Revenue Management - the ability to reconcile invoiced charges, manage costs, and maximize margins for services delivered;
  Monitoring and Alerting - the ability to monitor network and business systems and notify specified people and systems when a business or performance threshold has been crossed;
  Billing - the ability to create itemized statements of services offered, manage customers, provision services and the like; and
  Business Intelligence - the ability to analyze transaction data and present it via dashboards, graphs, reports and other actionable tools that enable business users in marketing, financial services and network operations to better manage their respective businesses.

IP transaction management

    IP transaction management entails managing the lifecycle of networked business by collecting session data from network devices and applications and then aggregating, processing and storing it. Once stored, it can be accessed for real-time business analysis and improved decision making. IP transaction management solutions embody both enabling technologies and analytical business services to expedite service deployments, offer greater competitive differentiation, assure services and revenues, derive maximum value from transactions and continuously adapt to the ever-changing services environment.

IP Correlytics product and services-oriented architecture and open systems technology

By combining transaction management and correlation analytics, IP Correlytics helps simplify transaction complexities and improve business results. IP Correlytics enables our customers to identify, track, manage and assure transactions—from initiation through settlement with partners. IP Correlytics collects network events from any number of service providers and in varying formats which allows for the capture of transactions for greatly improved monetization, auditing and revenue assurance.

IP Correlytics employs a loosely coupled, services-oriented architecture (“SOA”) and open systems technologies to ease service deployments, modifications and enhancements while ensuring interoperability with third-party application programming interfaces (“APIs”). It does not require major modifications, expensive upgrades or abandonment of existing business systems, which results in a lower total cost of ownership.

Our pricing and delivery models

We offer our software under a subscription-based pricing model or a multiple-year up-front fee license. The subscription-based pricing model supports delivery of services via the Software as a Service (“SaaS”) model which has the advantage of lowering the capital expense for customers and lowers barriers to entry for new and smaller-sized customers. The subscription-based arrangement allows customers to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our products and can include software license and related maintenance as well as application management and hosting our software on the customer's hardware.  Training and professional services are not included in the monthly pricing and is billed separately.

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

Through our channel partners, we pursue sales opportunities inside and outside of North America. We work with our channel partners either through referrals or as a subcontractor. If through a referral, our channel partner will introduce us to its end-customer. Thereafter, we are responsible for fostering this new relationship and to present our products. If we are able to convert this introduction into an executed arrangement, we pay our channel partner a referral fee. If we are acting as a subcontractor, our channel partner will control the end-customer relationship and we will act as a subcontractor under the channel partner’s agreement with its end-customer.

Due to the complex nature of the products and services we sell, our sales cycle may range from 60 days to over a year.

We derive the majority of our revenues from products delivered or services performed in the United States. Products delivered or services performed outside the United States represented approximately 13% and 16% of our total revenues in fiscal years 2006 and 2005, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere in this Report for a summary of our revenue by geographic area.

Competition

We compete in the VoIP, broadband, cable, commercial telecommunications, and municipal WiFi markets with other companies who provide solutions for transaction management, transaction archiving, triple-play, mediation, pricing and rating, partner settlement, revenue assurance, pricing plan analysis, business intelligence, dashboards, and analytics. We compete in markets that deliver solutions via customer license, application management, partner hosting and SaaS. We believe we differentiate ourselves by:
  our IP Correlytics platform, with its service-oriented architecture and underlying formal and rigorous definitions for what constitutes transactions and how they are managed;
  our expertise in IP network mediation, telecommunications billing and rating, application and database management, correlation analytics and high-volume real-time business transaction management;
  the price/value quotient associated with the solutions we deliver; and
  our customer-intimate culture and our track record of quickly responding and delivering solutions to our customers and partners.
Customers

We have communications service providers as customers with multiple-year contracts.  A significant portion of our total revenues is generated from a small number of customers.  During the fiscal year ended December 31, 2006, our three largest customers accounted for approximately 74% of total revenues.

In December 2005, the license and services agreement with our then largest customer expired. After its merger with and into another wireless telecommunication company, the customer elected to not renew its agreement based on the decision to migrate to its merger partner’s existing billing system.  Revenue from this customer represented approximately 53%, or $4.5 million, of total revenues for the fiscal year ended December 31, 2005.  The Company has focused on converting new sales opportunities into long-term recurring revenue arrangements to offset the loss of this customer. During the fiscal year ended December 31, 2006, revenues from existing 2005 customers increased 14%, or $573,000 when compared to the revenues from the same customer base during fiscal year ended December 31, 2005. Additionally, we recognized $1.0 million, or 18% of total revenues in fiscal year 2006, from our new 2006 customers.

Research and Development

Our research and development team is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. Additionally, our research and development team supports pre-sale and customer support activities, in which case, related costs are allocated to costs of revenue. Our product management, professional services and sales staff helps our research and development team identify potential new product features.  We spent approximately $1.5 million and $1.7 million on research and development efforts during the fiscal years ended December 31, 2006 and 2005, respectively.

Intellectual Property

We rely upon a combination of U.S. patent, copyright, trade secret and trademark law to protect our intellectual property. We currently have one U.S. patent related to billing and mediation technology, four U.S. registered trademarks and two U.S. copyrights. In addition, during 2005, the Company submitted the relevant paperwork in order to register seven new trademarks, and in early 2007, the Company filed the relevant paperwork for a new patent. The table below summarizes our material intellectual property either currently registered or pending registration.

Type of Intellectual Property	Intellectual Property Name	Status
Patent	Cellular Telephone Real Time Account Administration System	Issued
Patent	Systems And Methods For Tracking State-Based Transactions	Pending
Trademark	CONNECT CCB	Registered
Trademark	PRIMAL	Registered
Trademark	PRIMAL ACCESS IM	Registered
Trademark	PRIMAL CONNECT CCB	Registered
Trademark	CONNECTPAK	Pending
Trademark	CORRELYTICS	Pending
Trademark	IP CORRELYTICS	Pending
Trademark	KPIPAK	Pending
Trademark	NO IP TRANSACTION LEFT BEHIND	Pending
Trademark	PRIMAL SOLUTIONS LOGO	Pending
Trademark	PRIMAL SOLUTIONS LOGO, NO IP TRANSACTION LEFT BEHIND	Pending
Copyright	Access IM	Registered
Copyright	Connect CCB	Registered

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

Certain of our products use open source software. Open source software is software that is covered by a license agreement which permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make part or all of the source code for our derivative products available to the public free of charge and/or license such derivative product under a similar open source software license.

Our success and ability to compete are substantially dependent upon our internally developed technology. However, portions of our products incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors as well as open-source software.

Employees

As of March 12, 2007, the Company had 25 full-time and 2 part-time employees, none of whom is represented by a union. The Company believes that its relationship with its employees is good.

RISK FACTORS

   Investing in our common stock involves a high degree of risk.  You should carefully consider the material risk factors listed below and all other information contained in this prospectus before investing in our common stock.  You should also keep these risk factors in mind when you read the forward-looking statements.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

    If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected.  In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.

Risks Related to Our Business and Our Marketplace

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

    We recorded net losses of $3.2 million and $1.4 million for the fiscal years ended December 31, 2006 and 2005, respectively.  In order to become profitable, we will need to generate additional revenues from the sales of our products and services or continue to reduce operating costs further to achieve and maintain profitability, or both. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to nonrecurring professional services which generally has lower profit margin percentages, will be less profitable. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period.

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

    If we do achieve profitability, we cannot be certain we can sustain or increase profitability on a quarterly or annual basis. We are striving to reach profitability; however, we could continue to incur net losses for the foreseeable future.

Our revenues are generated from a limited number of customers, the loss of any of which could substantially harm our business.

    A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. In December 2005, the license and services agreement with our largest customer expired. Revenue from this customer represented approximately 53%, or $4.5 million, of total revenues for the fiscal year ended December 31, 2005.  Total revenues from customers who individually account for more than 10% of total revenues during the fiscal year ended December 31, 2006 represented approximately 74% of total revenues, with the largest customer accounting for 53% of total revenues in fiscal year 2006.

    The loss of any customer could cause our business to be harmed and, if a large contract is cancelled, deferred, or expires, or if an anticipated contract does not materialize, our business would be harmed.  If we are unable to replace the loss of revenue associated with a large customer, we might need to reduce our operating costs, which could, among other things, cause difficulty in maintaining and growing the customer base, decrease our ability to attract and retain key employees and could result in a reduced stock price. We can provide no assurance that we will be able to increase our revenue or reduce our costs sufficiently to offset any future loss of revenue with a large customer, or at all.

If we are exposed to costs beyond our expectations, or if cash flow generated from existing contracts does not meet our expectations, our business and financial condition could be seriously harmed.

    We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. However, if these sources of cash are insufficient, or if we are exposed to unexpected costs, we may have to raise additional funds to pay outstanding indebtedness and fund our other liquidity needs. If we are unable to pay our indebtedness when due, our lenders may be permitted to accelerate maturity and exercise other remedies. There can be no assurance that we will have access to additional financing on acceptable terms, or at all, should the need arise. If we are unable to obtain additional financing as needed, our business and financial condition would be materially adversely affected.

Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. (collectively “SSF”) could accelerate payment of all principal and interest owed under the 5% Senior Secured Convertible Notes (the “Notes”) and require us to pay liquidated damages owed under the Registration Rights Agreement.

    As of March 12, 2007, there is $1.5 million of principal and $15,000 of accrued interest outstanding under the Notes issued to SSF in a private placement in March 2006 (the “March 2006 Private Placement”). Interest payments are payable semi-annually on the last day of June and December of each year, and began June 30, 2006. The principal and any accrued but unpaid interest on the Notes are due March 31, 2008.  In the event we fail to pay any amount due under the related transaction documents between the Company and SSF within five days of when due, or if we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, then SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  Because the registration statement related to the March 2006 Private Placement was not declared effective by July 16, 2006, we owe liquidated damages under the Registration Rights Agreement between the Company and SSF at the rate of $22,500 for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006.  As of March 12, 2007, the Company had accrued $119,000 in liquidated damages payable to SSF under the Registration Rights Agreement.  In the event SSF elects to accelerate payments under the Notes, we may not have sufficient cash to make such payments.  The Notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under the Notes when due could materially adversely affect the Company's operations and financial condition.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

    Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by one or more of the following:
  customer unwillingness to implement our software products;
  any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;
  our customers’ inability to raise capital to finance their business plans and capital expenditures;
  new product introductions by our competitors;
  any failure of our products to perform as expected;
  any difficulty we may incur in meeting customers’ delivery requirements; or
  the market perception of our financial condition and/or current stock price.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations, which could cause the price of our common stock to fall.

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
  changes in our pricing policies or competitive pricing by our competitors;
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

    Our future growth depends on the commercial success of our products. Substantially all of our revenues are derived from licenses and support and upgrades of these products and related services. We sell and license our software products primarily through our direct sales force. Our business will be harmed if our target customers do not adopt and purchase or license these software products. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our software products for IP networks. We are not certain that our target customers will widely adopt and deploy our software products in their communications operations. Our financial success and our ability to increase revenues in the future may depend considerably on the productivity of our direct sales force. Our future revenues will also depend on our customers’ licensing software for additional billing units, such as increased subscribers or additional event records. Their failure to do so could harm our business.

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
  the adoption of IP services by the consumer;
  the timing of the providers offering IP services;
  our contracts having volume-based characteristics;
  our ability to enable our products to conform and comply with industry standards;
  new competitors we might encounter; and
  changes to technical specifications before our products are accepted.
    If the market does not grow as we expect, our future growth and success could be limited.

Our future success depends on our ability to retain and attract qualified personnel.

    We may not be able to retain, or attract and assimilate highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues, and our IP Correlytics development team. This productivity will depend to a large degree on our success to retain, recruit, and train qualified direct salespeople and technical resources. Our business will be harmed if we fail to retain or hire qualified personnel, or if newly hired employees fail to develop the necessary skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

    We recently reduced our senior management ranks and consolidated executive responsibilities under our Chief Executive Officer, Chief Operating Officer, and Vice President of Sales. Our future success depends to a significant extent on the continued services of this senior management. If we lose the services of any of our senior management and are unable to hire suitable replacements, our business could be harmed. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to serve our existing customers effectively and compete for new business, either of which could adversely affect our business and results of operations.

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

If large CSPs consolidate their software vendors, our business may be harmed.

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

If our customers with multiple-year recurring revenue contracts exercise early termination provisions or experience a decline or lack of volume, our revenue could be harmed.

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

    The market for our products is very competitive. We compete in the VoIP, broadband, cable, commercial telecommunications, and municipal WiFi markets with other companies that provide solutions for IP transaction management, transaction archiving, triple-play, mediation, pricing and rating, partner settlement, revenue assurance, pricing plan analysis, business intelligence, dashboards, and analytics. Also, the internal information technology departments of larger communications companies may elect to develop products in-house similar to those provided by our products.

    Many of our current and future competitors may have advantages over us, including:
  larger customer bases;
  substantially greater financial, technical, sales and marketing resources; and
  greater name recognition.
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

    Certain of our products use open source software. Open source software is software that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make all or part of the source code of our derivative products available to the public free of charge and/or to license such derivative product under a similar open source software license. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business.

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

    While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the fiscal year ended December 31, 2006 decreased as compared to the same period last year. International customers represented approximately 13% and 16% of our total revenues for the fiscal year ended December 31, 2006 and 2005, respectively. We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A related group of institutional investors beneficially owns approximately 58.3% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

    As of March 12, 2007, SSF beneficially owns approximately 58.3% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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
  make certain investments or acquisitions;
  create liens on our assets to secure debt;
  engage in transactions with affiliates; and
  engage in a business other than our current operations.
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

Item 2. Description of Property

    We do not own any real estate properties, but lease approximately 13,500 square feet of office space in Irvine, California. Our monthly rent obligation is approximately $37,000 plus utilities. Our lease expires in April 2007. We expect to enter into a new lease agreement for approximately 10,000 square feet of office space in Irvine, California beginning in May 2007. In February 2004, we entered into a lease agreement for an additional 7,000 square feet of office space in Irvine, California with a monthly rent obligation of approximately $9,000 plus utilities which expired May 2006. We lease an executive suite in Amsterdam, The Netherlands under a month-to-month arrangement for $700 per month.

Item 3. Legal Proceedings

    We are not currently a party to any legal proceeding, other than routine litigation related to collections.

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
	Bid
	High	Low
Year ended December 31, 2006:
First Quarter	$0.18	$0.12
Second Quarter	0.13	0.07
Third Quarter	0.20	0.07
Fourth Quarter	0.23	0.07
Year ended December 31, 2005:
First Quarter	$0.35	$0.16
Second Quarter	0.22	0.08
Third Quarter	0.30	0.15
Fourth Quarter	0.26	0.12

    As of March 12, 2007, there were approximately 354 holders of record of our common stock.

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

Interest and Other Expense, Net

    Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  In 2006, interest expense also includes the amortization of the debt discount resulting from the initial recording of warrants issued in connection with the private placement in March 2006 (the "March 2006 Private Placement") and the private placement in April 2006 (the "April 2006 Private Placement" and collectively, the "2006 Private Placements") as liabilities, the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Statement of Operations Data (in thousands)	Year Ended December 31,		Change
	2006	2005	$	%
REVENUES
Software license revenue	$1,828	$3,318	$(1,490)	(45)%
Product support and upgrades revenue	1,236	1,385	(149)	(11)%
Services revenue	2,584	3,864	(1,280)	(33)%
Total revenues	5,648	8,567	(2,919)	(34)%
OPERATING EXPENSES
Sales and marketing	1,923	2,397	(474)	(20)%
Software licenses	122	86	36	42%
Product support and upgrades	481	408	73	18%
Services	1,930	3,249	(1,319)	(41)%
Research and development	1,499	1,692	(193)	(11)%
General and administrative	2,263	2,050	213	10%
Total operating expenses	8,218	9,882	(1,664)	(17)%
LOSS FROM OPERATIONS	(2,570)	(1,315)	(1,255)	95%
INTEREST AND OTHER EXPENSE, NET	(590)	(85)	(505)	594%
LOSS BEFORE INCOME TAXES	(3,160)	(1,400)	(1,760)	126%
INCOME TAX PROVISION	2	2	—	—
NET LOSS	$(3,162)	$(1,402)	$(1,760)	126%
Supplemental data:
Depreciation and Amortization	$126	$168	$(42)	(25)%

Overview

    During 2006, we added new customers in the cable, VoIP, and municipal WiFi markets.  We also released new versions of our IPC and CCB products.  We enhanced and expanded the capabilities of our IPC transaction management platform, enhanced the performance and capabilities of our rating engine, and introduced a new Revenue Assurance SolutionPAK™ module for revenue management, partner settlement and voice profitability.   For the past several years, we have provided revenue assurance services to a number of our largest customers as a dedicated managed service.  While to-date, we have offered our IPC product under a managed service model, with the release of the Revenue Assurance SolutionPAK, we have also begun offering the SolutionPAK revenue assurance and settlement reconciliation services under a multi-tenant SaaS delivery model.  This allows customers to use our revenue assurance services on an outsourced basis without having to setup any infrastructure in-house.  We also enhanced the capabilities of our CCB customer care and billing product by introducing expanded support for commercial voice and data services.

    Total revenues for the fiscal year ended December 31, 2006 were $5.6 million, a decrease of $2.9 million, or 34%, from $8.6 million for the same period in 2005. The decrease resulted from the loss of revenue in the amount of $4.5 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, offset by an increase in revenues of $573,000 from our existing customers and $1.0 million from our new 2006 customers.  During the fiscal year ended December 31, 2006, we had three customers who individually accounted for more than 10% of total revenues.  These three customers represented 53%, 11%, and 10% of total revenues, respectively, for the fiscal year ended December 31, 2006.

    During the fiscal year ended December 31, 2006, we focused on managing and reducing our costs in an effort to bring them in line with expected revenues. For the fiscal year ended December 31, 2006, operating expenses decreased by $1.7 million, or 17%, as compared to the same period in 2005.  In January 2006, we began expensing stock compensation costs, as required by SFAS 123R, which totaled $351,000 for the fiscal year ended December 31, 2006.  During the fiscal year ended December 31, 2006, the decrease of $1.3 million in cost of services was primarily due to a decline in labor-related expenses from the same period in 2005 to support our then largest customer.  As a part of accounting for the 2006 Private Placements during the fiscal year ended December 31, 2006, we incurred non-cash expenses in the amount of $457,000 which we charged to interest expense.  We incurred interest expense of $57,000 during the same period for the related $1.5 million senior secured convertible note.

Total Revenues

    Revenues for the fiscal year ended December 31, 2006 were $5.6 million, a decrease of $2.9 million, or 34%, from $8.6 million for the same period in 2005. The decrease resulted from the loss of revenue in the amount of $4.5 million from our then largest customer in 2005, whose license and services agreement expired in December 2005, and an increase in revenue of $573,000, or 14%, from our existing customers and $1.0 million from our new 2006 customers.  Total revenues from our current largest customer during the fiscal year ended December 31, 2006 represented approximately 53% of total revenues and accounted for 19% of total revenues for the fiscal year ended December 31, 2005.

    For the fiscal year ended December 31, 2006, total revenues of $5.6 million was comprised of $4.1 million of recurring revenue, or 73% of total revenues, and $1.5 million of nonrecurring revenue. Recurring revenue decreased $2.8 million, or 41%, as compared to $7.0 million for the same period in 2005.  The decrease was due to a loss of $4.2 million earned in 2005 from our then largest customer, offset by an increase of $1.4 million from our other customers.  The increase resulted from an increase in fees from monthly subscription-based licenses and from three license and services agreements entered into during the fiscal year ended December 31, 2006.  Total nonrecurring revenue for the fiscal years ended December 31, 2006 and 2005 was $1.5 million and $1.6 million, respectively.  During the fiscal year ended December 31, 2006, the decrease that was due to a loss of $275,000 earned in 2005 from our then largest customer which was offset by an increase of $201,000 from our other customers.

    We generate revenue from the sale of software licenses and related maintenance arrangements, application management and hosting services, and subscription-based Software as a Service ("SaaS") delivery of solutions via the Internet.  Our revenue from professional services rendered for customization, installation, implementation, and training are non-recurring, while revenue for application management and hosting our software on the customer's hardware is recurring in nature.  We continue to shift towards multi-year, subscription-based recurring software and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  During fiscal year ended December 31, 2006, we have increased revenues generated from application management and hosting services.  This overall shift has marked a significant change in our revenue model.  We believe this revenue model will provide greater long-term financial benefit to the Company as we expect increases in our customers' subscriber volumes for new IP services, especially in VoIP phone services and WiFi services.  Under the subscriber-based recurring revenue model, recurring software and maintenance revenues will increase over time if the customers' subscribers bases increase.

    We define recurring revenue as revenue derived from subscriber-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

    For the fiscal year ended December 31, 2006, software license revenue was $1.8 million, a decrease of $1.5 million from $3.3 million of total revenues for the same period in the prior year. The change was the result of an increase in revenue of $645,000, or 62%, from our existing customers and an additional $146,000 from our new 2006 customers, which was offset by a decrease of $2.3 million in revenue from our then largest customer during the same period in 2005.

    During the fiscal year ended December 31, 2006, total software license revenue of $1.8 million was comprised of $1.6 million of recurring revenue and $195,000 of nonrecurring revenue.  Recurring subscription-based license revenue decreased by $1.2 million, or 42%, to $1.6 million, as compared to $2.8 million for the same period in the prior year.  The decrease was due to a loss of $2.0 million earned in 2005 from our then largest customer, offset by an increase of $831,000 from our other customers.  Total nonrecurring license revenue which includes sales of third party hardware and software decreased by $314,000 for the fiscal year ended December 31, 2006, when compared to the same period in the prior year.  The decrease was due to a loss of $275,000 earned in 2005 from our then largest customer and a decrease of $39,000 from our other customers.

    During the fiscal year ended December 31, 2006, all of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber bases and/or transaction volumes grow, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

    Product support and upgrades revenue of $1.2 million or 22% of total revenues, decreased $149,000, or 11%, for the fiscal year ended December 31, 2006, as compared to $1.4 million, or 16% of total revenues, for the same period in 2005. All product support and upgrades revenue is recurring revenue.  The net decrease was primarily the result of a decrease of $206,000 in revenue from our then largest customer for the same period 2005, offset by an increase in revenue from our other customers of $57,000.

Services Revenue

    Services revenue was $2.6 million, or 46% of total revenues, for the fiscal year ended December 31, 2006, as compared to $3.9 million, or 45% of total revenues, for the same period last year. The net decrease was due to an increase in revenue of $860,000 from our new 2006 customers, offset by a decrease in revenue from our existing customers of $117,000, or 6%, and a loss of $2.0 million in revenue from our then largest customer for the same period in 2005.

    For the fiscal year ended December 31, 2006, total services revenue of $2.6 million was comprised of $1.3 million of recurring revenue and $1.3 million of nonrecurring revenue.  Recurring services revenue decreased $1.5 million, or 54%, as compared to $2.8 million for the same period last year.  The decrease was due to a loss of $2.0 million earned in 2005 from our then largest customer, offset by an increase of $502,000 from our other customers due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue increased $240,000, or 22%, due to an increase in implementation, customization, and training in connection with three new customers during 2006 and ongoing up-sell services to our existing customers when compared to the same period in 2005.

Concentration Risk

    For the fiscal year ended December 31, 2006, we had three customers who individually accounted for more than 10% of our total revenues in the amount of $3.0 million, $613,000 and $568,000, respectively. In the same period last year, we had two customers who individually accounted for more than 10% of our total revenues in the amount of $4.5 million and $1.6 million, respectively.

    In December 2005, the license and services agreement with our largest customer expired. After its merger with and into another wireless telecommunication company, the customer elected to not renew its agreement based on the decision to migrate to its merger partner’s existing billing system. During 2006, the Company focused on converting new sales opportunities into long-term recurring revenue arrangements to offset the loss of this customer.

Operating Expenses

Sales and Marketing

    Sales and marketing expense for the fiscal year ended December 31, 2006 was $1.9 million, a decrease of $474,000 from $2.4 million for the same period in 2005.  During the fiscal year ended December 31, 2005, we embarked on a marketing program to rebrand the Company.  Through this program, we created a new image and messaging around our IP Correlytics™ product as well as promoted the Company through a new website, an industry press tour and increased participation at trade shows and conferences.  Marketing related costs were $462,000 during the fiscal year ended December 31, 2005, as compared to $109,000 during the same period in 2006.  The overall decrease was also due to a decrease in travel and related expenses of $102,000 and personnel and related costs of $87,000 due to reduction in headcount, offset by $66,000 of non-cash stock compensation.

Cost of Revenues

    The cost of software licenses increased $36,000 to $122,000 for the fiscal year ended December 31, 2006, as compared to $86,000 for the fiscal year ended December 31, 2005.  The increase primarily relates to the cost of nonrecurring third party software and hardware resold to a our new 2006 customers as well as additional third party software and hardware related to upsell revenues for existing customers.

    The cost of product support and upgrades increased $73,000 to $481,000 for the fiscal year ended December 31, 2006, as compared to $408,000 for the same period in 2005.  The increase was primarily due to an increase in labor related costs to support new and existing customers with increasing requirements due to their growth.

    The cost of services decreased $1.3 million to $1.9 million for the fiscal year ended December 31, 2006, as compared to $3.2 million for the fiscal year ended December 31, 2005. The decrease primarily resulted from the termination of employees associated with the expiration of the Company’s largest customer’s license and services agreement in December 2005. The related severance cost incurred in 2005, as well as the overall reduction in the services personnel in 2006, also contributed to the decrease in cost of services for the fiscal year ended December 31, 2006 compared to the same period in 2005.

Research and Development

    Research and development expenses decreased $193,000 to $1.5 million for the fiscal year ended December 31, 2006, as compared to $1.7 million for the fiscal year ended December 31, 2005. The net decrease primarily resulted from a decrease in outside contract labor costs of approximately $274,000.  This decrease was offset with an overall increase in headcount which contributed to a higher allocation of facilities costs and other general expenses during the fiscal year ended December 31, 2006.

General and Administrative

    General and administrative expense for the fiscal year ended December 31, 2006 was $2.3 million, an increase of $213,000 from $2.1 million for the same period in 2005. This net increase was primarily due to higher professional services costs of $92,000, an increase in non-cash compensation expense of $97,000 related to the warrants issued to the members of the board of directors as well as the liquidated damages recognized in 2006 pursuant to the registration statement agreements related to the 2006 Private Placements. This increase was offset with an overall decrease in travel and related expenses of $33,000 and other administrative expenses of $46,000.

Interest and Other Expense, Net

    Interest and other expenses, net was $590,000, an increase of $505,000 for the fiscal year ended December 31, 2006 as compared to $85,000 for the fiscal year ended December 31, 2005. The increase of $505,000 was primarily due to non-cash expenses associated with the 2006 Private Placements, consisting of the net gain from the change in the fair value of the warrants issued in the 2006 Private Placements of $4,000, the amortization of the capitalized debt issuance costs of $66,000, and the accretion of the debt discount totaling $395,000. Additionally, the interest expense associated with the senior convertible debt issued in the March 2006 private placement totaled $57,000 for the fiscal year ended December 31, 2006.

Income Tax Provision

    The income tax provision for the fiscal years ended December 31, 2006 and 2005 consisted of the minimum state taxes due to the operating losses for the years.

Depreciation and Amortization

    Depreciation and amortization expense for the fiscal year ended December 31, 2006 was $126,000, a decrease of $42,000 from $168,000 for fiscal year ended December 31, 2005. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2006.

Liquidity and Capital Resources

Balance Sheet Data (in thousands)	December 31,	December 31,	Change
	2006	2005	$	%
Cash and cash equivalents	$382	$711	$(329)	(46)%
Restricted cash	103	101	2	2%
Accounts receivable	268	591	(323)	(55)%
Cash, cash equivalents and accounts receivable	753	1,403	(650)	(46)%
Current assets	995	1,502	(507)	(34)%
Accounts payable and accrued expenses	1,397	1,288	109	8%
Current portion notes payable	741	288	453	157%
Deferred revenue	220	371	(151)	(41)%
Warrant liability	1,015	—	1,015	100%
Current liabilities	3,373	1,947	1,426	73%
Working capital deficit	(2,378)	(445)	(1,933)	434%
Noncurrent liabilities	1,247	1,180	67	6%

Overview

    As of December 31, 2006, our working capital deficit balance increased by $1.9 million to $2.4 million, as compared to a working capital deficit of $445,000 as of December 31, 2005. The overall increase was primarily due to the loss from operations of $3.2 million that included $351,000 for non-cash stock-based compensation expense, an increase in cash of $1.7 million from the 2006 Private Placements, less related cash and non-cash expenses that totaled $625,000, and $250,000 from a promissory note to Special Situations Private Equity Fund, L.P. executed in December 2006 (the “December Note”).  The decrease of $323,000 in accounts receivable resulted primarily from customers taking advantage of discount terms for early payment which we began offering during 2006.  The increase in working capital deficit was also attributable to a note payable for $200,000 and the related accrued interest of $127,000 that will mature on April 30, 2007 and was reclassified from noncurrent liabilities to current liabilities 12 months prior to the maturity date, as well as normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.  Of the $1.4 million increase in current liabilities, $1.0 million was from the warrant liability.

    We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. We are also focused on converting new sales opportunity to augment the cash receipts from existing contracts, which we expect to grow as our customers' subscriber counts are expected to increase. The Company continues to manage our operating costs in light of expected revenues. We anticipate savings from our move to new office facilities in May 2007.  In addition, management is currently exploring the possibilities of restructuring our current debt obligations. We cannot, however, be certain that cash generated from future operations will be adequate to support our working capital requirements, nor cost-reduction activities or debt restructuring will be adequate or possible.

    Historically, our sources of liquidity primarily have been cash from operations and financing activity. In 2007, we expect our sources of liquidity will continue to include cash from operations.

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
  make certain investments or acquisitions;
  create liens on our assets to secure debt;
  engage in transactions with affiliates; and
  engage in a business other than our current operations.
    Thus our ability to obtain third party financing on acceptable terms will be limited. If we require additional financing, we cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash and Accounts Receivable

    Cash and cash equivalents and accounts receivable collectively decreased by $650,000 at December 31, 2006 from $1.4 million at December 31, 2005, primarily due to the usage of cash for operating needs, offset by the net proceeds from the 2006 Private Placements and the December Note. On December 31, 2006 and 2005, we held restricted cash of $103,000 and $101,000, respectively, pursuant to a loan agreement with First Regional Bank.  On December 31, 2006, the accounts receivable balance was $268,000, a decrease of $323,000, or 55%, from the balance of $591,000 on December 31, 2005. The decrease resulted primarily from customers taking advantage of discount terms for early payment which we began offering during 2006.

Liabilities

    Accounts payable and accrued expenses increased by $109,000 to $1.4 million at December 31, 2006 from $1.3 million at December 31, 2005 largely due to timing of payment of outstanding invoices and accruals. During the fiscal year ended December 31, 2006, we accrued $122,000 for liquidated damages pursuant to the registration rights agreements related to the 2006 Private Placements and the balance remained outstanding as of December 31, 2006. Additionally, the total liability related to termination benefits as of December 31, 2006 was $29,000 higher than the total liability as of December 31, 2005. This aggregate increase was offset with a decrease in accrued incentive compensation of approximately $57,000.

   In March 2006, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to January 2011 from January 2010. Pursuant to the amended terms of the note, interest continued to accrue at the same rate, and we were required to make monthly interest-only payments of approximately $7,000 from January 2006 through December 2006 and monthly interest and principal payments of $20,000 from January 2007 through January 2011, until paid in full. This obligation was subordinated to the Notes issued in the March 2006 Private Placement.

   Effective January 2007, the payment terms for the Corsair Communications, Inc. note payable was further amended. Under the amended terms, the monthly interest-only payment of $7,000 continues from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011 with a final payment of $20,000 due in December 2011. As of December 31, 2006, the outstanding current liability balance was $167,000 and the outstanding noncurrent liability balance was $815,000.

    In December 2006, we entered into the December Note with Special Situations Private Equity Fund, L.P., a related party, in the amount of $250,000.  Interest accrues at a rate of 11%.  There is no principal or interest payment due until the maturity date of June 27, 2007.  As of December 31, 2006, the outstanding balance was $250,000 and classified as a current liability.

    Also, during the second quarter of 2006, the Spieker notes payable of $200,000 and the related accrued interest of $127,000 was reclassified from a noncurrent liability to current liability based on the April 2007 maturity date.

    Deferred revenue on December 31, 2006 decreased $151,000, or 41%, to $220,000, as compared to $371,000 on December 31, 2005. The net decrease in deferred revenue is primarily due to timing difference between recognizing revenue and invoicing the customer for agreed-upon services, such as annual maintenance contracts or nonrecurring services.  A legacy customer’s existing contract expired at September 30, 2006 and we entered into a new contract with that customer effective October 1, 2006.  Due to changes in the customer’s business, software license and product support and upgrades revenues will be less than under the expired contract and reduced the deferred revenue liability $114,000 on December 31, 2006 as compared to December 31, 2005. Additionally, in 2006, the subscriber rate for an existing contract was downwardly adjusted pursuant to the sales contract and resulted in a prepayment balance of $46,000 at December 31, 2006. This deferred revenue will be ratably applied against the monthly billings in 2007.

    The warrant liability of $1.0 million on December 31, 2006 reflects the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Cash Flows

    Net cash used by operating activities of $2.0 million for the fiscal year ended December 31, 2006 resulted primarily from a net loss of $3.2 million that included non-cash expenses for stock-based compensation of $351,000 and non-cash expenses of $457,000 related to the 2006 Private Placements as well as a net decrease in operating assets over operating liabilities of $264,000.  Net cash used by operating activities of $1.6 million for the fiscal year ended December 31, 2005 resulted primarily from a net loss coupled with increases in accounts receivable and decreases in current liabilities.

    Net cash used in investing activities decreased to $10,000 for the fiscal year ended December 31, 2006, as compared to $61,000 for the same period in 2005, and was primarily due to the decrease in purchases of capital equipment.

    Net cash provided by financing activities increased to $1.6 million for the fiscal year ended December 31, 2006, a change of $1.9 million from $264,000 net cash used by financing activities for the fiscal year ended December 31, 2005. This change was primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million.  In addition, we received $175,000 of gross proceeds from the April 2006 Private Placement and $250,000 from the December Note during the fiscal year ended December 31, 2006. Also, repayments on notes payable and capital lease obligations totaled $69,000 during the fiscal year ended December 31, 2006, as compared to $194,000 during the fiscal year ended December 31, 2005.

    The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt	$1,963,000	$970,000	$519,000	$474,000	$—
Operating Lease Obligations	252,000	197,000	53,000	2,000	—
	$2,215,000	$1,167,000	$572,000	$476,000	$—

    There were no commercial commitments outstanding as of December 31, 2006.

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

    Pursuant to a Registration Rights Agreement entered into with the two investors, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006. In addition, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

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

    Pursuant to a Registration Rights Agreement entered into between us and SSF as part of the March 2006 Private Placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006.  In addition, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages.

    As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the private placement completed in June 2004 (the “June 2004 Private Placement”) were issued 1,713,859 additional warrants to purchase shares of the our common stock and the exercise price of the 6,869,566 outstanding warrants originally issued to these purchasers was repriced from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement expire in June 2009.

June 2004 Private Placement

    On June 15, 2004, we completed a private placement of our common stock and warrants. Pursuant to the June 2004 Private Placement, we issued an aggregate of 14,284,782 shares of common stock and warrants to purchase a total of 7,142,393 shares. The effective price was $0.23 for each unit.  We received gross proceeds of $3.3 million in cash from the June 2004 Private Placement. As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement are entitled to 1.7 million additional warrants to purchase shares of our common stock and the exercise price of the warrants has been adjusted from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement will also expire in June 2009.

    Additionally, as part of the June 2004 Private Placement, the Company and SSF and certain other purchasers entered into a registration rights agreement, whereby, among other things, we agreed to file a “resale” registration statement, covering the shares of common stock and the shares of common stock issuable upon the conversion of the warrants in connection with the June 2004 Private Placement. These shares of common stock are part of the subject matter of a registration statement on Form SB-2 filed pursuant to the Securities Act, with the SEC on July 30, 2004, as amended. Pursuant to this registration rights agreement, we have an obligation to maintain and update any such registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay liquidated damages.

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

    The Company recognizes revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. The Company estimates the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the milestone or total contract amount until acceptance is obtained. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon the customer’s acknowledgement of final acceptance. When the total cost estimate exceeds revenues, the estimated loss is accrued immediately using cost estimates based upon an average fully burdened daily rate.

Accounts Receivable— We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results. See Risk Factor “Our revenues are generated from a limited number of customers and our customer base is concentrated.”

Accounting for the Impairment or Disposal of Long-Lived Assets— We account for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 144”).  In accordance with SFAS 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. We evaluate the carrying value of long-lived assets for impairment of value based on undiscounted future cash flows, which are subject to change. We cannot guarantee that there will not be impairment in the future. Any future impairment charge would negatively affect our results of operations.

Change in Accounting for Goodwill and Other Intangible Assets— On January 1, 2002 we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We completed our annual assessment and determined that no goodwill impairment was present as of September 30, 2006. We believe no events or circumstances have changed subsequent to September 30, 2006 that would require us to re-evaluate the fair value of our goodwill. We will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Recently Issued Accounting Pronouncements

    In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends SFAS 133, and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to include scope exceptions for registration payment arrangements.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The Company will adopt FSP 00-19-2 in the first quarter of 2007 and expects to report the change in accounting principle through a cumulative-effect adjustment to opening retained earnings and additional paid-in-capital related to the reclassification of the warrant liability currently in our consolidated financial statements.

    In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial statements.

    FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust its financial statements to reflect only those positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial statements.

    In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an Amendment to FASB Statement No. 140 (“SFAS 156”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on our consolidated financial statements.

    FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends SFAS 133 and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial statements.

Item 7. Financial Statements

    Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 54 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 8A. Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

    We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

    There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

    None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

    The following table sets forth certain information regarding our executive officers and directors as of March 12, 2007:

Name	Age	Position
Joseph R. Simrell	49	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary
Robert Richardson	40	Chief Operating Officer
Sam Gilson	42	Senior Vice President of Sales
David Haynes	41	Director
John Faltys	43	Director
Louis A. Delmonico, Ph.D.	66	Director
John E. Rehfeld	66	Director

Joseph R. Simrell, Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Secretary. Mr. Simrell joined Primal in January 1999 as Chief Financial Officer and Vice President of Finance and Administration. Mr. Simrell was elected as Chief Executive Officer and President as of January 31, 2003 (serving those positions on an interim basis from January 31, 2003 to May 12, 2003, when he became the permanent Chief Executive Officer and President) and was elected Chairman of the Board as of February 3, 2003. Mr. Simrell also served as our Chief Financial Officer and Secretary between October 15, 2004 and March 25, 2005. Mr. Simrell had previously served as Secretary from August 2000 and as Chief Financial Officer from January 1999 until August 2003. From August 1997 to December 1998, Mr. Simrell served as an outside consultant to Primal. From November 1991 to July 1997, Mr. Simrell served as Executive Vice President and Chief Financial Officer of GDI, an information technology company. Prior to 1991, Mr. Simrell held various management positions at BellSouth, InteGroup, and SCI.

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

David Haynes, Director. Mr. Haynes has served as a Director since August 2000 and has served as a member of the Audit Committee and Compensation Committee since July 2002. Mr. Haynes joined Primal in August 1997 as Vice President of Sales and served as Vice President of Sales and Marketing from May 2000 until May 2002 when he resigned the position. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager at Deloitte & Touche Consulting Group, a consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company. Mr. Haynes currently serves as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer. Mr. Haynes has a Masters in Business Administration degree from Pepperdine University and a bachelor’s degree in civil engineering from the University of Saskatchewan.

John Faltys, Director. Mr. Faltys has served as a Director since our inception in November 1996 and a member of the Compensation Committee since July 2002. Mr. Faltys founded Primal in November 1996 and served as the Chief Technology Officer until April 2001 when he resigned the position. In addition, Mr. Faltys served as President from inception to September 1999. Prior to founding Primal, Mr. Faltys was Vice President of Software Development for GDI from November 1991 to September 1996. Mr. Faltys currently serves as President of PersistentWorldZ, Inc., an online game service provider.

Louis A. Delmonico, Ph.D, Director. Dr. Delmonico has served as a Director of Primal since April 2001 and is Chairman of the Audit Committee and a member of the Compensation Committee since July 2002. From 1999 to 2000, Dr. Delmonico served as Chairman and CEO of Motiva, a software company. Since September 1994, he has also served as the President of L. A. Delmonico Consulting Inc., an independent consulting firm. From September 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal Schwendler Corporation, a publicly traded NASDAQ-listed engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and CEO of PDA Engineering Inc., a publicly traded NASDAQ-listed engineering software and services company. In addition, he is currently an advisor to and a director of several private companies. Dr. Delmonico earned his bachelor degree in economics from St. John’s University in New York, his Ms.S. in consumer behavior from the University of Stockholm, Sweden and his Ph.D. in marketing from the University of Uppsala, Sweden.

John Rehfeld, Director. Mr. Rehfeld is currently serving as a board member of Primal, ADC/Telecom, and Local.com Corporation (formerly, Interchange Corporation). Mr. Rehfeld is also lead director and chairman of the compensation committee for Local.com and Primal. Mr. Rehfeld has served as a Director as well as Chairman and member of both the Audit Committee and Compensation Committee since July 2002. In addition, Mr. Rehfeld is a CEO coach for seven different CEO’s and teaches marketing and strategy in the Pepperdine executive MBA program. Mr. Rehfeld was previously VP & General Manager of Toshiba’s laptop computer business where he launched the first commercially successful laptop computer in 1986 and was subsequently named one of the top 25 computer executives by CRN magazine. Then he became president of Seiko Instruments USA and subsequently CEO’s of three other technology companies in Northern and Southern California, including Proxima, a NASDAQ traded company. He holds a Bachelors degree in Chemical Engineering from the University of Minnesota and an MBA from Harvard University.

   Unless otherwise specified herein, each Director is subject to election at our annual meeting of stockholders.

   Louis A. Delmonico (Chairman), John Rehfeld and David Haynes are members of the Audit Committee of the Company’s Board of Directors. Mr. Rehfeld is an “audit committee financial expert” in accordance with SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Rehfeld’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Rehfeld any duties, obligations, or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board. Also, Mr. Rehfeld’s designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations, or liability of any other member of the Audit Committee or the Board. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association.

   We do not have a class of equity securities registered under Section 12 of the Exchange Act.

    The Company has adopted a Code of Conduct, which contains general guidelines for conducting the Company’s business and is designed to help employees and officers resolve ethical issues in an increasingly complex business environment. The Code of Conduct applies to all employees, including the principal executive officer, the principal financial officer, the controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers topics, including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations.  Any request for a copy of the Code of Conduct, without charge, should be made to:  Primal Solutions, Inc.  ATTN:  Investor Relations, 18881 Von Karman Avenue, Suite 500, Irvine, CA  92612.

Item 10. Executive Compensation

   The following table sets forth certain information with respect to the compensation of our principal executive officer and each of our other most highly compensated executive officers pursuant to Item 402(a)(2) of Regulation S-B for the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Joseph R. Simrell	2006	$200,000	$71,214	$86,368	$16,842	$374,424
Chief Executive Officer, President, and Chief Financial Officer	2005	200,000	88,662	—	14,693	303,355

Robert Richardson	2006	150,000	124,354	23,841	16,975	315,170
Chief Operating Officer	2005	150,000	218,254	—	17,548	385,802

Sam Gilson (4)	2006	150,000	57,712	14,585	10,975	233,271
Senior Vice President of Sales	2005	125,000	88,273	—	15,554	228,827

William C. Bousema (5)	2006	145,883	30,762	52,159	157,725	385,955
Ex-Chief Financial Officer, Senior Vice President and Secretary	2005	160,417	76,232	—	5,878	242,527

(1)	See discussion below under the heading "Executive Incentive Compensation Policy."

(2)
The value of the options granted to our named executives has been estimated pursuant to Statement of Financial Accounting Standards No. 123R,  Share-Based Payment ("SFAS 123R"), using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 6.6 years, volatility of 193.11%, risk-free interest of 4.29%, and no dividend yield.  On August 9, 2006, the following option awards were granted under our 2006 Stock Option Plan (the "2006 SOP") to the named executives with an exercise price of $0.07 per share:  Joseph R. Simrell - 3,973,916 shares, Robert Richardson - 1,743,809 shares, and Sam Gilson - 867,579 shares.  Option awards granted under the 2006 SOP are nonqualified stock options.  See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere in this Report for a description of the vesting schedule of option awards granted under the 2006 SOP.

(3)
Includes premiums paid by Primal on certain health insurance or term-life insurance policies, relocation costs, or contribution paid by us on behalf of the individual to our Section 401(k) Plan, which matches a portion of each such individual’s contributions to the same plan. Severance pay is also included in this column.

(4)	Mr. Gilson became Senior Vice President of Sales on February 28, 2005.

(5)
Mr. Bousema became Senior Vice President, Chief Financial Officer and Secretary on March 25, 2005 and resigned effective October 31, 2006. The amount in the "All Other Compensation" column includes $154,426 that we accrued as of December 31, 2006 in connection with his resignation.  See "Employment Agreement with William C. Bousema" below.

Employment Agreements

Employment Agreement with Joseph R. Simrell

    Effective January 28, 2003, Mr. Simrell entered into an employment agreement with us, which was amended as of May 17, 2004, and then again as of December 16, 2005. Under the terms of the employment agreement, as amended, Mr. Simrell serves as our Chairman of the Board, Chief Executive Officer and President. The initial term of the employment agreement expires December 31, 2007. The Board of Directors is required to begin good faith negotiations with Mr. Simrell no later than October 31, 2007 for a new employment agreement, which shall contain a clause for at least 12 months of severance and benefits continuation. Mr. Simrell’s base annual salary is $200,000. In addition, Mr. Simrell is entitled to receive bonuses in an amount not less than 50% of his salary, subject to our achieving performance goals set by the Board of Directors; provided that any accrued and unpaid incentive compensation payable to Mr. Simrell shall be paid no later than two and one-half months following the close of the calendar year in which such incentive compensation was earned. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.

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

    We have also entered into a Change of Control Agreement with Mr. Simrell, amended as of May 16, 2004 and then again as of December 16, 2005 (the “Simrell Change Agreement”). The Simrell Change Agreement provides that if, within 12 months of a “change of control transaction,” (i) we terminate Mr. Simrell’s employment (except upon his death or disability, his reaching the mandatory retirement age, if any, or upon other “cause to terminate” his employment) or (ii) Mr. Simrell voluntarily terminates his employment for “good reason”, we will tender in a single lump sum cash payment (a) any accrued and unpaid salary and vacation through the termination date, (b) an amount equal to 150% of Mr. Simrell’s then-current annual salary and (c) an amount equal to 150% of Mr. Simrell’s incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans are achieved, payable within ten days of termination provided that any such payment must be made within two and one-half months following the close of the calendar year in which such termination occurred; provided, that, in the event Mr. Simrell terminates his employment with us for good reason, in no event will the lump sum payment payable to Mr. Simrell commence prior to the six months following such separation; provided further, within ten days after the effective date of Mr. Simrell’s resignation for good reason and the effective date of any release executed by Mr. Simrell, we shall make an irrevocable contribution to a rabbi trust in the form of the model rabbi trust described in Internal Revenue Service Revenue Procedure 92 64. Moreover, any portion of said lump sum payment not subject to Internal Revenue Service Rule 409A shall be paid within ten days after the effective termination date of Mr. Simrell. Further, we are obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) we terminate Mr. Simrell’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) Mr. Simrell voluntarily terminates his employment for good reason. Lastly, in anticipation of a change of control transaction, the Board of Directors can adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Simrell Change Agreement obligations.

    The Simrell Change Agreement additionally provides that, in the event the severance payment is subject to excise tax, we will gross-up the severance payment to Mr. Simrell so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, we will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to Mr. Simrell. The Simrell Change Agreement further provides for up to 18 months following the termination of Mr Simrell’s employment, we will continue to provide Mr. Simrell and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump sum payment equal to the cost of obtaining substantially similar coverage.

    Additionally, the Simrell Change Agreement provides that if, at the time of Mr Simrell’s termination of employment, Mr. Simrell is a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by Mr. Simrell would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of Mr. Simrell’s separation from service for reasons other than death or disability, (b) the date of death or disability of Mr. Simrell, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate Mr. Simrell’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code.

    Lastly, the Simrell Change Agreement provides that upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Simrell shall accelerate and vest.

    For purposes of the Simrell Change Agreement, a “change of control transaction” will have occurred if:
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

    Pursuant to the Simrell Change Agreement, our “cause to terminate” Mr. Simrell means an intentional act by the individual that materially injures us, an intentional refusal or failure to follow lawful and reasonable directions of the Board of Directors or an individual to whom the individual reports (as appropriate), the willful or habitual neglect of duties, or conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony involving an act of moral turpitude.

    As defined in the Simrell Change Agreement, Mr. Simrell’s “good reason” to resign means:
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
Employment Agreement with Robert Richardson

    Effective August 14, 2003, we entered into an at-will employment letter agreement with Mr. Richardson, in which Mr. Richardson initially agreed to serve as our Senior Vice President of Professional Services. In July 2004, Mr. Richardson was promoted to Executive Vice President of Operations, and in March 2006, Mr. Richardson was promoted to Chief Operating Officer. Under the terms of the letter agreement, Mr. Richardson’s base annual salary is $150,000. In addition, Mr. Richardson is entitled to receive incentive compensation bonuses in an amount not less than 100% of his salary subject to achieving certain individual and corporate performance goals. Mr. Richardson is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.

    Effective March 25, 2005, we and Mr. Richardson agreed to amend and restate that certain letter agreement dated August 18, 2003 between us and Mr. Richardson to provide i) a 90 day period of transition assistance pay in the event Mr. Richardson’s employment with us is terminated without cause, and ii) that in the event of a change of control of the Company, Mr. Richardson is terminated without cause, or Mr. Richardson terminates his employment for good reason, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Richardson shall accelerate and vest.

    On August 9, 2006, the Company entered into an amendment and restatement of the Side Letter Agreement dated August 18, 2003 with Mr. Richardson (the “Amended Richardson Agreement”).  Subject to Mr. Richardson entering into a standard form of separation and release agreement with the Company, the Amended Richardson Agreement provides for 90 days of transition assistance paid in accordance with the normal payroll schedule upon involuntary termination of employment if other than for “cause.”  Additionally, the Amended Richardson Agreement provides that upon a “change of control,” termination without “cause,” or if Mr. Richardson terminates his employment for “good reason” (as such terms are defined in the Amended Richardson Agreement), all of his outstanding unvested stock options will accelerate and vest.

Employment Agreement with Sam Gilson

    Effective February 28, 2005, we entered into an at-will employment letter agreement with Mr. Gilson, in which Mr. Gilson agreed to serve as our Senior Vice President of Sales. Under the terms of the letter agreement, Mr. Gilson’s base annual salary is $150,000. In addition, Mr. Gilson is entitled to receive incentive compensation bonuses in an amount not less than 100% of his salary subject to achieving certain individual and corporate performance goals. Mr. Gilson is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.

    On August 9, 2006, the Company entered into a Side Letter Agreement dated August 9, 2006 with Mr. Gilson, the Company’s Senior Vice President of Sales (the “Gilson Agreement”).  The Gilson Agreement provides that upon a “change of control,” termination without “cause,” or if Mr. Gilson terminates his employment for “good reason,” (as such terms are defined in the Gilson Agreement), all of his outstanding unvested stock options will accelerate and vest.

Employment Agreement with William C. Bousema

    Effective March 25, 2005, William C. Bousema entered into a letter agreement for at-will employment as Primal’s Senior Vice President, Chief Financial Officer and Secretary, which was amended as of December 16, 2005. Under the terms of the amended letter agreement, Mr. Bousema’s base annual salary was $175,000, and the initial term of the employment agreement would have expired on December 31, 2007. In addition, the amended letter agreement entitled Mr. Bousema to receive incentive compensation bonuses in an amount not less than 35% of his salary subject to achieving certain individual and corporate performance goals; provided that any accrued and unpaid incentive compensation payable to Mr. Bousema shall be paid no later than two and one-half months following the close of the calendar year in which such incentive compensation was earned. Mr. Bousema was also entitled under the amended letter agreement to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time. Notwithstanding the foregoing, the amended letter agreement provided in the event that Mr. Bousema terminated his employment for good reason, in no event would severance payments payable to Mr. Bousema commence prior to six months following such separation.

    Under the terms of the amended letter agreement, if we had terminated Mr. Bousema’s employment without cause or Mr. Bousema resigned for good reason, Mr. Bousema would be entitled to nine-month’s severance, 75% of his incentive compensation for that year calculated assuming 100% of the targets under such incentive compensation plans were achieved (provided that any such severance payments be made within two and one-half months following the close of the calendar year in which such termination occurred), and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed nine months, conditioned upon Mr. Bousema’s execution of a release in favor of Primal. Additionally, if Mr. Bousema’s employment had not terminated previously, for the sixty-day period ending December 31, 2007, we would have had to commence good faith negotiations regarding the new terms of Mr. Bousema’s termination and the severance section of his letter agreement. If, following such good faith negotiations, we were unable to reach agreement regarding the new provisions, the termination and severance section of his amended letter agreement would expire on their terms. If we failed to negotiate in good faith, Mr. Bousema’s amended letter agreement would expire on December 31, 2007, his employment with Primal would be terminated, and he would be paid the severance benefits provided for in the amended letter agreement, and all outstanding unvested stock options granted to Mr. Bousema would accelerate and vest. Finally, in the event, (i) Mr. Bousema was terminated without cause, or (ii) Mr. Bousema terminated his employment for good reason, all outstanding unvested stock options granted to him would accelerate and vest.

    Additionally, Mr. Bousema’s amended letter agreement contained certain covenants by him not to solicit the customers and employees of Primal during the course of his employment and for so long thereafter as he is entitled to severance benefits under his amended letter agreement. A state court may determine not to enforce, or only to enforce partially, these covenants.

    We had also entered into a Change of Control Agreement with Mr. Bousema, as amended effective as of December 16, 2005 (the “Bousema Change Agreement”). The Bousema Change Agreement provided that if, within 12 months of a “change of control transaction,” (i) we terminated Mr. Bousema’s employment (except upon his death or disability, his reaching the mandatory retirement age, if any, or upon other “cause to terminate” his employment) or (ii) Mr. Bousema voluntarily terminated his employment for “good reason”, we would tender in a single lump sum cash payment (a) any accrued and unpaid salary and vacation through the termination date, (b) an amount equal to 100% of Mr. Bousema’s then-current annual salary and (c) an amount equal to 100% of Mr. Bousema’s incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans were achieved, payable within ten days of termination provided that any such payment be made within two and one-half months following the close of the calendar year in which such termination occurred; provided, that, in the event Mr. Bousema terminated his employment with us for good reason, in no event would the lump sum payment payable to Mr. Bousema commence prior to the six months following such separation; provided further, within ten days after the effective date of Mr. Bousema’s resignation for good reason and the effective date of any release executed by Mr. Bousema, we would make an irrevocable contribution to a rabbi trust in the form of the model rabbi trust described in Internal Revenue Service Revenue Procedure 92 64. Moreover, any portion of said lump sum payment not subject to Internal Revenue Service Rule 409A would be paid within ten days after the effective termination date of Mr. Bousema. Further, we are obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) we terminated Mr. Bousema’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) Mr. Bousema voluntarily terminated his employment for good reason. Lastly, in anticipation of a change of control transaction, the Board of Directors can adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Bousema Change Agreement obligations.

    The Bousema Change Agreement additionally provided that, in the event the severance payment is subject to excise tax, we would gross-up the severance payment to Mr. Bousema so that the net severance payment received would be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, we would reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to Mr. Bousema. The Bousema Change Agreement further provided for up to 12 months following the termination of Mr. Bousema’s employment, we would continue to provide Mr. Bousema and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump sum payment equal to the cost of obtaining substantially similar coverage.

    Additionally, the amended letter agreement and the Bousema Change Agreement both provided that if, at the time of Mr. Bousema’s termination of employment, Mr. Bousema was a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by such Executive would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of such Executive’s separation from service for reasons other than death or disability, (b) the date of death or disability of such Executive, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate such Executive’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code. Mr. Bousema was a “specified employee” on October 31, 2006.

    Lastly, the Bousema Change Agreement provided that upon the occurrence of a change of control transaction, all outstanding unvested stock options and all previously granted unvested restricted stock awards granted to Mr. Bousema would accelerate and vest.

    For purposes of the Bousema Change Agreement, a “change of control transaction” would have occurred if:
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
    Pursuant to the Bousema Change Agreement, our “cause to terminate” Mr. Bousema meant an intentional act by the individual that materially injured us, an intentional refusal or failure to follow lawful and reasonable directions of the Board of Directors or an individual to whom the individual reports (as appropriate), the willful or habitual neglect of duties, or conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony involving an act of moral turpitude.

    As defined in the Bousema Change Agreement, Mr. Bousema’s “good reason” to resign meant:
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
    On November 2, 2006, Mr. Bousema resigned for good reason as an employee from the Company effective as of October 31, 2006.

Executive Incentive Compensation Policy

    In June 2006, in furtherance of the Company’s policy on executive incentive compensation, and upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved and established certain corporate performance goals for fiscal year 2006 and set the minimum corporate performance level that must be achieved before any earned incentive compensation awards can be paid. Because achievement of the executives’ individual performance goals assists the Company in meeting its short- and long-term business objectives, the Company’s policy on executive incentive compensation is intended to reward executive-level employees for their achievement of individual performance goals only if the Company also meets its minimum corporate performance level. Accordingly, no incentive compensation award is to be granted to any executive unless the minimum corporate performance levels have been achieved.

    In establishing the Company’s corporate performance goals, the Company’s Board of Directors and Compensation Committee assess both past and projected corporate performance levels, as well as external market-place conditions, such as economic outlook, competitive performance levels, projected industry volumes and projected market share. Examples of corporate performance goals include revenues and operating expenses for certain fiscal periods and cash balances at the end of those periods.

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

Outstanding Options at December 31, 2006

    The following table sets forth certain information regarding unexercised options held by the officers named in the Summary Executive Compensation Table that were outstanding as of December 31, 2006. There were no shares of stock that had not vested or equity incentive plan awards outstanding as of December 31, 2006.

Outstanding Option Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options
Name	Exercisable (shares)		Unexercisable (shares)		Option Exercise Price ($)	Option Expiration Date

Joseph R. Simrell	100,000		—		$0.07	12/5/2011
	229,175		20,825	(1)	0.25	1/19/2014
	792,231		792,232	(2)	0.16	5/6/2015
	—		3,973,916	(3)	0.07	8/9/2011

Robert Richardson	360,000		—		0.08	8/18/2013
	223,569		223,569	(4)	0.16	5/6/2015
	—		1,743,809	(3)	0.07	8/9/2011

Sam Gilson	150,000		150,000	(5)	0.14	4/18/2015
	—		867,579	(3)	0.07	8/9/2011

William C. Bousema	1,081,062	(6)	—		0.14	1/31/2007

(1)	20,825 shares vested on January 15, 2007.

(2)	264,130 shares will vest on May 6, 2007; 263,972 shares will vest on November 6, 2007; and the remaining 264,130 shares will vest on May 6, 2008.

(3)	See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere in this Report for a description of the vesting schedule of option awards granted under the 2006 SOP.

(4)	74,537 shares will vest on May 6, 2007; 74,494 shares will vest on November 6, 2007; and the remaining 74,538 shares will vest on May 6, 2008.

(5)	50,010 shares vested on February 28, 2007; 49,980 shares will vest on August 31, 2007; and the remaining 50,010 shares will vest on February 29, 2008.

(6)	1,081,062 shares expired on January 31, 2007.

Compensation of Directors

    The following table sets forth certain information regarding compensation earned during the fiscal year ended December 31, 2006 by directors, unless the director is also a named executive officer, in which case he receives no compensation for service as a director.

Compensation of Directors

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Total
Louis A. Delmonico (2)	$31,750	$—	$29,010	$60,760
John Faltys (3)	28,500	—	19,340	47,840
David Haynes (4)	29,500	—	19,340	48,840
John E. Rehfeld (5)	31,750	—	29,010	60,760

(1)
The value of the warrants granted to our non-employee directors has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 10 years, volatility of 128.43%, risk-free interest of 5.05%, and no dividend yield.

(2)
180,000 shares of common stock underlying options and 577,174 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2006. All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(3)
60,000 shares of common stock underlying options and 476,087 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2006. All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(4)
60,000 shares of common stock underlying options and 504,348 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2006. All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(5)
120,000 shares of common stock underlying options and 1,033,696 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2006. All option awards were granted and exercisable prior to the adoption of SFAS 123R.

   Each newly elected and re-elected non-employee member of the Board of Directors receives a grant of a warrant to purchase 50,000 shares of common stock at an exercise price determined by our Board at the time of issuance.

   There are currently two standing Board committees, an audit committee and a compensation committee. During 2006, each of our non-employee directors received an annual stipend of $14,000 as well as $1,750 for each Board meeting attended. Each non-employee member serving on a Board committee also receives compensation of $750 for each individual committee meeting attended. In addition, each non-employee director is entitled to reimbursement of travel expenses. In 2007, the committee meetings will be scheduled on the same day as the Board meetings. Each of our non-employee directors will receive an annual stipend of $14,000 and $2,000 for attending the Board and/or any respective committee meetings scheduled on the same day.

   In addition, Mr. Rehfeld, our Lead Director, receives a stipend of $250 per hour with a per day cap of $1,500. The Lead Director periodically performs strategic projects as requested by the Board. We periodically form and maintain ad hoc committees for specific and limited purposes and duration. Such ad hoc committee members may receive nominal compensation for such service.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    As of March 12, 2007, the Company had 38,373,634 shares of common stock outstanding.

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

    For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of March 12, 2007 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management	Number of Shares	Percent of Class
John Faltys (1)	2,490,541	3.2%
Joseph R. Simrell (2)	2,920,116	3.7%
David Haynes (3)	2,023,755	2.6%
John E. Rehfeld (4)	3,663,670	4.7%
Louis A. Delmonico (5)	911,522	1.2%
Robert Richardson (6)	658,106	*
Sam Gilson (7)	200,010	*
Austin W. Marxe and David M. Greenhouse (8)	45,621,163	58.3%
All executive officers and directors as a group (7 persons) (9)	12,867,720	16.4%

* Constitutes less than 1%

(1)
Includes 1,954,454 shares of common stock beneficially owned by Mr. Faltys and 536,087 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(2)
Includes 1,459,407 shares of common stock beneficially owned by Mr. Simrell and 1,460,709 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(3)
Includes 1,459,407 shares of common stock beneficially owned by Mr. Haynes and 564,348 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(4)
Includes 2,509,974 shares of common stock beneficially owned by Mr.Rehfeld and 1,153,696 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter.   The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(5)
Includes 154,348 shares of common stock beneficially owned by Dr. Delmonico and 757,174 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter.  The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(6)
Includes 658,106 shares of common stock underlying options exercisable by Mr. Richardson as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(7)
Includes 200,010 shares of common stock underlying options exercisable by Mr. Gilson as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 Von Karman Avenue, Suite 500, Irvine, California 92612.

(8)
Consists of: (i) 110,505 shares of common stock, 110,000 shares of common stock issuable upon conversion of the outstanding principal amount of Notes and 55,000 shares of common stock underlying warrants held by Special Situations Fund III, L.P. and exercisable as of the date set forth above or within 60 days thereafter; (ii) 1,260,860 shares of common stock, 1,260,000 shares of common stock issuable upon conversion of the outstanding principal amount of Notes and 630,000 shares of common stock underlying warrants held by Special Situations Fund III QP, L.P. and exercisable as of the date set forth above or within 60 days thereafter; (iii) 1,084,978 shares of common stock, 1,090,000 shares of common stock issuable upon conversion of the outstanding principal amount of Notes and 1,196,905 shares of common stock underlying warrants held by Special Situations Technology Fund, L.P. and exercisable as of the date set forth above or within 60 days thereafter; (iv) 5,713,561 shares of common stock, 5,730,000 shares of common stock issuable upon conversion of the outstanding principal amount of Notes and 6,287,504 shares of common stock underlying warrants held by Special Situations Technology Fund II, L.P. and exercisable as of the date set forth above or within 60 days thereafter; and (v) 6,802,439 shares of common stock, 6,810,000 shares of common stock issuable upon conversion of the outstanding principal amount of Notes and 7,479,411 shares of common stock underlying warrants held by Special Situations Private Equity Fund, L.P. and exercisable as of the date set forth above or within 60 days thereafter. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. and the general partner of and investment advisor to the Special Situations Fund III, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment advisor to the Special Situations Cayman Fund, L.P. and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P., the Special Situations Private Equity Fund, L.P. and the Special Situations Life Sciences Fund, L.P.  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.  The business address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(9)	Includes all shares, options and warrants described in Notes 1, 2, 3, 4, 5, 6, and 7 above.

Special Situations Funds

    It is our belief that Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. (collectively “SSF”) may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act. As of March 12, 2007, persons affiliated with SSF beneficially own 58.3% of our voting stock and possesses the right to designate one person for election to the Board of Directors. As a result, if some of the persons or entities affiliated with SSF act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. SSF has notified the Company that it has no present intention to exercise the right to designate one person for election to our Board. However, this intention may change in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table summarizes our equity compensation plan information as of December 31, 2006.

Equity Compensation Plan Information

	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2001 Flexible Incentive Plan	2,678,516	$0.10	535,784
2004 Flexible Incentive Plan	4,821,614	0.15	629,459
Equity compensation plans not approved by security holders
2006 Stock Option Plan (1)	7,022,845	0.07	977,155
Warrants issued to Board Members (2)	1,000,000	0.10	—
Warrants issued to Board of Advisors Member (3)	25,000	0.22	—
Warrants issued to Board Members (4)	750,000	0.05	—
Total	16,297,975	$0.10	2,142,398

(1)	See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere in this Report for a description of the 2006 Stock Option Plan.

(2)	Issued in May 2006 to our non-employee Board members at an exercise price of $0.10 with a term of 10 years.

(3)	Issued in August 2004 to a member of our Board of Advisors at an exercise price of $0.22 and with a term of 10 years.

(4)
Issued in April 2003 to our non-employee Board members at an exercise price of $0.05, vesting over two years and with a term of 10 years. These warrants fully vested on June 15, 2004 as a result of the June 2004 Private Placement.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

    In December 2006, we issued a $250,000 note to Special Situations Private Equity Fund, L.P., which beneficially owns 27% of our common stock and is an affiliate of SSF. Interest accrues at 11.0% per annum, and there are no principal or interest payments due until maturity at June 27, 2007.

    As part of our private placement on April 27, 2006, we sold 1,750,000 shares of common stock and 875,000 warrants to purchase shares of our common stock to two accredited investors, one of which is currently a member of our Board of Directors, for a purchase price of $175,000.  See "Item 6 - Management's Discussion and Analysis - April 2006 Private Placement."

    On March 31, 2006, we sold $1.5 million in aggregate principal amount of Notes along with warrants to purchase 7.5 million shares of our common stock to SSF, which at the time beneficially owned approximately 62% of our outstanding common stock. As a result of certain anti-dilution provisions triggered by this issuance, SSF received an additional 1,713,859 warrants to purchase shares of our common stock. See "Item 6 - Management's Discussion and Analysis - March 2006 Private Placement."

Director Independence

    Each of the Company's Directors is "independent" with the meaning of the independence standards of the Nasdaq Stock Market (Marketplace Rule 4200(a)(15)), other than Mr. Simrell.

Item 13. Exhibits

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

Exhibit Number	Description of Document
10.3	Governance Document, as amended (filed as Exhibit 99.2 to the Company’s registration statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60298) and incorporated by reference herein)
10.4	Form of Indemnification Agreement (filed as Exhibit 10.2a to the Company’s annual report on Form 10-KSB filed March 27, 2002 and incorporated by reference herein)
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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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
10.40
2006 Amended and Restated Secured Promissory Note, dated March 31, 2006 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc. (filed as Exhibit 10.40 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.41
Confirmation of Guaranty dated March 31, 2006 by and between Primal Solutions, Inc. and Lightbridge, Inc. (filed as Exhibit 10.41 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.42
Subordination Agreement, dated as of March 31, 2006, by and among Lightbridge Inc., Wireless Billing Systems, Primal Solutions, Inc. and the senior lenders whose names appear on the signature pages thereto (filed as Exhibit 10.42 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.43
Second Amended and Restated Employment Agreement, dated December 16, 2005, between Primal Solutions, Inc. and Joseph R. Simrell (filed as Exhibit 10.43 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.44
Amendment No. 1 to Employment Letter Agreement, dated December 16, 2005, between Primal Solutions, Inc. and William C. Bousema (filed as Exhibit 10.44 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.45
Second Amended and Restated Change of Control Agreement, dated December 16, 2005, between Primal Solutions, Inc. and Joseph R. Simrell (filed as Exhibit 10.45 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.46
Amended and Restated Change of Control Agreement, dated December 16, 2005, between Primal Solutions, Inc. and William C. Bousema (filed as Exhibit 10.46 to the Company’s annual report on Form 10-KSB filed April 17, 2006 and incorporated by reference herein)

10.47
Form of 5% Senior Secured Convertible Note, dated March 31, 2006, issued by Wireless Billings Systems to the investors under that certain Purchase Agreement dated as of March 31, 2006 (filed as Exhibit 4.1 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

Exhibit Number	Description of Document
10.48
Purchase Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.49
Pledge and Security Agreement, dated as of March 31, 2006, by and among Primal Solutions, Inc., Wireless Billing Systems and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.2 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.50
Form of Warrant to purchase shares of Common Stock, dated March 31, 2006, issued by Primal Solutions Inc. to the investors under that certain Purchase Agreement dated as of March 31, 2006 (filed as Exhibit 10.3 to the Company’s report on Form 8-K on April 3, 2006 and incorporated by reference herein)

10.51
Registration Rights Agreement, dated as of March 31, 2006, by and between Primal Solutions, Inc. and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed on April 3, 2006 and incorporated by reference herein)

10.52
Primal Solutions, Inc. 2004 Flexible Incentive Plan (filed as Exhibit 99.1 to the Company’s registration Statement on Form S-8 (Registration No. 333-121902) (“2004 S-8”) and incorporated by reference herein)

10.53
Registration Rights Agreement, dated as of April 27, 2006, by and between Primal Solutions, Inc. and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.53 to the Company’s Post-Effective Amendment No. 4 on Form SB-2 (Registration Statement No. 333-117786) and incorporated by reference herein)

10.54
Purchase Agreement, dated as of April 27, 2006, by and among Primal Solutions, Inc. and the investors whose names appear on the signature pages thereto (filed as Exhibit 10.54 to the Company’s Post-Effective Amendment No. 4 on Form SB-2 (Registration No. 333-117786) and incorporated by reference herein)

10.55
Form of Warrant to purchase shares of Common Stock, dated April 27, 2006, issued by Primal Solutions Inc. to the investors under that certain Purchase Agreement dated as of April 27, 2006 (filed as Exhibit 10.55 to the Company’s Post-Effective Amendment No. 4 on Form SB-2 (Registration No. 333-117786) and incorporated by reference herein)

10.56	Form of Warrant to purchase shares of Common Stock, dated May 19, 2006 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K on May 25, 2006 and incorporated by reference herein)
10.57	Primal Solutions, Inc. 2006 Stock Option Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)
10.58
Form on Non-Statutory Stock Option Agreement under Primal Solutions, Inc. 2006 Stock Option Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

10.59
Amended and Restated Side Letter, dated as of August 9, 2006, by and between the Company and Bob Richardson (filed as Exhibit 10.3 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

10.60
Side Letter, dated as of August 9, 2006, by and between the Company and Sam Gilson (filed as Exhibit 10.4 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

Exhibit Number		Description of Document
10.61		Promissory Note between Primal Solutions, Inc. and Special Situations Private Equity Fund, L.P., dated December 27, 2006 (filed as Exhibit 4.1 to the Company’s current report on Form 8-K on December 29, 2006 and incorporated by reference herein)
10.62	*	2007 Amended and Restated Secured Promissory Note, dated January 1, 2007 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc.
10.63	*	Confirmation of Guaranty, dated January 1, 2007 by and between Primal Solutions, Inc. and Lightbridge, Inc.
10.64	*	Subordination Agreement, dated as of March 31, 2006 (as amended and restated as of March 29, 2007), by and among Lightbridge Inc., Wireless Billing Systems, Primal Solutions, Inc. and the senior lenders whose names appear on the signature pages thereto
10.65	*	Primal Solutions, Inc. Executive Incentive Compensation Policy
21.1		Subsidiaries of Primal Solutions, Inc. (filed as Exhibit 21.1 to the Company’s Post-Effective Amendment No. 4 on Form SB-2 (Registration No. 333-117786) and incorporated by reference herein)
23.1	*	Consent of Haskell & White LLP
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

Item 14. Principal Accountant Fees and Services

    For the fiscal year ended December 31, 2006 and 2005, Haskell & White LLP audited the Company’s annual consolidated financial statements and provided tax return and tax related services.

    The aggregate fees billed for professional services by Haskell & White LLP in 2006 and 2005 were as follows:

	2006	2005
Audit Fees (1)	$108,000	$75,000
Audit Related Fees (2)	5,000	2,000
Tax Fees (3)	17,000	11,000
All Other Fees (4)	25,000	16,000
Total	$155,000	$104,000

(1)	Includes audit of annual financial statements included in Form 10-KSB and review of financial statements included in Form 10-QSB quarterly reports.

(2)	Relates to assistance addressing SEC comment letters.

(3)	Tax return and related tax services.

(4)	Relates to registration statements on Forms SB-2 and S-8 filed by the Company.

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
Joseph R. Simrell
Chief Executive Officer, President, Chief Financial Officer, and Secretary
Date: April 2, 2007

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Simrell	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Principal Executive Officer, Principal	April 2, 2007
Joseph R. Simrell	Financial Officer and Principal Accounting Officer)
/s/ David Haynes	Director	April 2, 2007
David Haynes
/s/ John Faltys	Director	April 2, 2007
John Faltys
/s/ Louis A. Delmonico	Director	April 2, 2007
Louis A. Delmonico
/s/ John E. Rehfeld	Director	April 2, 2007
John E. Rehfeld

PRIMAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Primal Solutions, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

HASKELL & WHITE LLP

Irvine, California
April 2, 2007

PRIMAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$382,000	$711,000
Restricted cash	103,000	101,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $72,000, respectively	268,000	591,000
Prepaid expenses and other current assets	242,000	99,000
Total current assets	995,000	1,502,000
Property and equipment, net of accumulated depreciation of $1,551,000 and $1,518,000, respectively	360,000	474,000
Goodwill	593,000	593,000
Other assets	59,000	115,000
	$2,007,000	$2,684,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$301,000	$230,000
Accrued liabilities	463,000	453,000
Accrued salaries and benefits	633,000	605,000
Deferred revenue	220,000	371,000
Short-term borrowings and current portion of long-term debt	741,000	288,000
Warrant liability	1,015,000	—
Total current liabilities	3,373,000	1,947,000
Long-term debt, net of current portion	852,000	1,078,000
Senior convertible debt, net of discount	395,000	—
Other liabilities	—	102,000
	4,620,000	3,127,000
Commitments and contingencies (Note 4 and 5)
Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 and 36,363,641 shares issued and outstanding, respectively	384,000	364,000
Additional paid-in capital	13,880,000	13,249,000
Warrants (Note 6)	1,558,000	1,217,000
Accumulated deficit	(18,435,000)	(15,273,000)
Net stockholders’ deficit	(2,613,000)	(443,000)
	$2,007,000	$2,684,000

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2006	2005
Revenues
Software licenses	$1,828,000	$3,318,000
Product support and upgrades	1,236,000	1,385,000
Software revenues	3,064,000	4,703,000
Services revenue	2,584,000	3,864,000
Total revenues	5,648,000	8,567,000
Operating Expenses
Sales and marketing	1,923,000	2,397,000
Software licenses	122,000	86,000
Product support and upgrades	481,000	408,000
Cost of services	1,930,000	3,249,000
Research and development	1,499,000	1,692,000
General and administrative	2,263,000	2,050,000
Total operating expenses	8,218,000	9,882,000
Loss from operations	(2,570,000)	(1,315,000)
Interest and other expenses, net	(590,000)	(85,000)
Loss before income tax provision	(3,160,000)	(1,400,000)
Income tax provision	2,000	2,000
Net loss	$(3,162,000)	$(1,402,000)
Basic and diluted net loss per share	$(.08)	$(.04)
Weighted-average basic and diluted common shares outstanding	37,733,904	36,314,818

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares	Amount	Additional paid-in capital	Warrants	Accumulated deficit	Net stockholders’ equity (deficit)
BALANCE AT December 31, 2004	36,178,441	$362,000	$13,232,000	$1,205,000	$(13,871,000)	$928,000
Exercise of stock options issued to employees	185,200	2,000	17,000	—	—	19,000
Warrants issued in lieu of cash payment	—	—	—	12,000	—	12,000
Net loss	—	—	—	—	(1,402,000)	(1,402,000)
BALANCE AT December 31, 2005	36,363,641	$364,000	$13,249,000	$1,217,000	$(15,273,000)	$(443,000)
Exercise of stock options issued to employees	259,993	2,000	12,000	—	—	14,000
Warrants issued in lieu of cash payment	—	—	—	97,000	—	97,000
Warrants issued as sales incentive	—	—	—	14,000	—	14,000
Repricing of warrants issued in 2004 private placement	—	—	(189,000)	189,000	—	—
Beneficial conversion feature issued as part of March 2006 private placement	—	—	505,000	—	—	505,000
Issuance of stock and warrants as part of April 2006 private placements, net of issuance costs	1,750,000	18,000	48,000	41,000	—	107,000
Stock option compensation cost	—	—	255,000	—	—	255,000
Net loss	—	—	—	—	(3,162,000)	(3,162,000)
BALANCE AT December 31, 2006	38,373,634	$384,000	$13,880,000	$1,558,000	$(18,435,000)	$(2,613,000)

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(3,162,000)	$(1,402,000)
Adjustments for noncash and nonoperating activities:
Depreciation and amortization	126,000	168,000
Amortization of conversion feature into interest expense	158,000	—
Amortization of debt issuance cost	66,000	—
Amortization of warrant liability into interest expense	237,000	—
Gain on change in fair value of warrant liability	(4,000)	—
Non-cash stock-based compensation costs	351,000	—
Issuance of warrants as sales incentive	14,000	—
Provision for doubtful accounts	—	72,000
(Gain)/loss on disposal of equipment	(3,000)	1,000
Changes in operating assets and liabilities:
Accounts receivable	323,000	(164,000)
Prepaid expenses and other current assets	108,000	56,000
Accounts payable and other accrued liabilities	1,000	33,000
Noncurrent accrued interest	7,000	26,000
Deferred revenue	(151,000)	(357,000)
Other noncurrent assets and liabilities	(24,000)	—
Net cash used in operating activities	(1,953,000)	(1,567,000)
Cash Flows from Investing Activities
Purchases of property and equipment	(13,000)	(61,000)
Proceeds from sales of property and equipment	3,000	—
Net cash used in investing activities	(10,000)	(61,000)
Cash Flows from Financing Activities
Increase in restricted cash	(2,000)	(101,000)
Payments on capital lease obligations	(22,000)	(12,000)
Proceeds from promissory notes	250,000	100,000
Retirement of promissory note	—	(100,000)
Payments on notes payable	(47,000)	(182,000)
Issuance of warrants in lieu of cash payment	—	12,000
Costs of private placements	(234,000)	—
Proceeds from private placements	1,675,000	—
Proceeds from issuance of common stock, net	14,000	19,000
Net cash provided/(used) in financing activities	1,634,000	(264,000)
Decrease in cash and cash equivalents	(329,000)	(1,892,000)
Cash and cash equivalents, beginning of the year	711,000	2,603,000
Cash and cash equivalents, end of the year	$382,000	$711,000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$111,000	$92,000
Income taxes	$2,000	$2,000
Non-cash investing and financing activities
Issuance of warrants in satisfaction of liability	$—	$12,000
Financing of capital lease equipment	$—	$96,000
Financing of business insurance premiums	$47,000	$53,000

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Basis of Presentation

    The accompanying consolidated financial statements of the Company as of December 31, 2006 and 2005 and for the fiscal years ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

    In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to include scope exceptions for registration payment arrangements.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The Company will adopt FSP 00-19-2 in the first quarter of 2007 and expects to report the change in accounting principle through a cumulative-effect adjustment to opening retained earnings and additional paid-in-capital related to the reclassification of the warrant liability currently in our consolidated financial statements.

    In September 2006,  FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

    FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to the Company’s beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

    In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an Amendment to FASB Statement No. 140 (“SFAS 156”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s consolidated financial statements.

    FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends SFAS 133 and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities(“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash—Pursuant to the secured promissory note with First Regional Bank (Note 3), the Company maintained a certificate of deposit of $100,000 as collateral, which matured in February 2006, concurrently with the outstanding note. The Company executed an amended and restated loan agreement for the original $100,000 principal balance. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The total balance held by First Regional Bank, which included accrued interest, was reflected as Restricted Cash in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments—The recorded amounts of financial assets and liabilities at December 31, 2006 and 2005 approximate fair value, based on the Company’s incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of lease
Capitalized leases	2 to 7 years

    Maintenance and repairs are charged to expense as incurred. Renewal and improvements of a significant nature are capitalized.

Capitalized Software Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”). Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2006 and 2005.

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

    The Company reviews each of our reporting units in order to conclude if the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of September 30 of each fiscal year. More frequent impairment tests are performed when management determines that indicators of impairment exist. In the case where goodwill appears to be impaired, the Company will write down the goodwill balance to the fair value. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

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

Product Support and Upgrades Revenue—The Company’s software license arrangement includes a maintenance component, beyond the basic warranty period and is a separate fee. During the maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. The maintenance fee is generally priced as a percentage of the software license fee. The Company’s customers historically opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

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

    The Company recognizes revenue from contracts with fixed or “not to exceed” fees using the proportional performance method of accounting. The Company estimates the proportional performance on these contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the milestone or total contract amount until acceptance is obtained. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon the customer’s acknowledgement of final acceptance. When the total cost estimate exceeds revenues, the estimated loss is accrued immediately using cost estimates based upon an average fully burdened daily rate.

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2006 and 2005.

Accounting for Stock-Based Compensation— Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

    The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  During the year ended December 31, 2006, the Company recognized compensation costs of $351,000 as result of the adoption of SFAS 123R.

    The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”), is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the fiscal year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006:

Year ended December 31, 2005
Net loss, as reported	$(1,402,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(427,000)
Pro forma net loss	$(1,829,000)
Net loss per share:
Basic and diluted - as reported	$(0.04)
Basic and diluted - pro forma	$(0.05)

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2006 and 2005 are primarily due from the major customers indicated below.

    For the fiscal year ended December 31, 2006, the Company had three customers who individually accounted for more than 10% of the Company’s total revenues. In the same period last year, the Company had two customers who individually accounted for more than 10% of total revenues. At December 31, 2006, the Company had four customers who individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $195,000, as compared to December 31, 2005, when the Company had two customers who individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $446,000.

    At times, the Company's cash balances on deposit with financial institutions may exceed federally-insured amounts.  However, management does not believe there is a significant credit risk associated with these financial institutions.

Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

Segment Information—The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). In accordance with SFAS 131, the Company has disclosed the required information about the Company’s operating segments and geographic areas in Note 10.

Net Loss Per Share—The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

    The following table represents the computation of basic and diluted loss per common share for the periods presented:

	Year Ended December 31
	2006	2005

Net loss applicable to common stockholders	$(3,162,000)	$(1,402,000)

Weighted-average number of common shares outstanding	37,733,904	36,314,818
Weighted-average number of dilutive common equivalent shares outstanding	—	—
Weighted-average shares outstanding during the period	37,733,904	36,314,818
Net loss per share:
Basic and Diluted	$(.08)	$(.04)

    Not included in the above table is the dilutive effect of options and warrants to purchase 1,541,236 and 2,066,173 shares of common stock for the fiscal years ended December 31, 2006 and 2005, respectively because they are anti-dilutive.

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2006	2005
Computer and office equipment	$1,667,000	$1,748,000
Furniture and fixtures	97,000	97,000
Capitalized leases	96,000	96,000
Leasehold improvements	51,000	51,000
	1,911,000	1,992,000
Less accumulated depreciation and amortization	(1,551,000)	(1,518,000)
Property and equipment, net	$360,000	$474,000

    In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. The accumulated amortization was $28,000 and $11,000 as of December 31, 2006 and 2005, respectively.

3.	BORROWINGS

    The Company’s borrowings consisted of the following:

	Current	Noncurrent	Total
December 31, 2006
Corsair Communications, Inc.	$167,000	$815,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Spieker Properties, L.P.	200,000	—	200,000
CITI Capital.	24,000	37,000	61,000
First Regional Bank	100,000	—	100,000
Total	$741,000	$852,000	$1,593,000
December 31, 2005
Corsair Communications, Inc.	$166,000	$816,000	$982,000
Spieker Properties, L.P.	—	200,000	200,000
CITI Capital.	22,000	62,000	84,000
First Regional Bank	100,000	—	100,000
Total	$288,000	$1,078,000	$1,366,000

Note Payable to Corsair Communication, Inc.

    On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc. (collectively, "Corsair"), sold substantially all of the assets relating to its Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a wholly owned subsidiary of Primal Systems, Inc. As consideration for the assets sold, the Company executed a promissory note, payable to Corsair in the amount of $2,238,000. The note was secured by substantially all the property and equipment acquired from Corsair.  The Company recorded the assets at fair value of $4,582,000 and assumed liabilities of $2,344,000, in addition to the note payable to Corsair.  In January 2001, the Company amended the original terms of the note payable to Corsair and refinanced the note balance to include certain other liabilities due to Corsair totaling $51,000.  In December 2001, the Company paid $125,000 of the total accrued interest on the note, rolled the remaining unpaid accrued interest balance of $61,000 into the principal balance of the note, and amended the existing terms of the refinance note.  The terms of the note was amended as of December 2002 and again in March 2004.

    Effective June 2005, the Company executed another amendment to the note payable to Corsair. This amendment extended the maturity date to January 1, 2010 from the previous maturity date of December 26, 2006. Pursuant to the amended terms of the note, interest continued to accrue at the same interest rate of 8.0%, and the Company made interest-only payments of $7,000 from July 2005 through December 2005. The Company would also be required to make monthly principal and interest payments of $15,000 from January 2006 through June 2006, $25,000 from July 2006 through December 2009, and a final payment of $23,000 in January 2010.

    In March 2006, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continued from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 would be due monthly until paid in full in December 2011. The interest remained at 8.0%. This obligation was subordinated to the convertible notes issued in the March 2006 private placement.

    Effective January 2007, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continue from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011, and a final payment of $20,000 in December 2011. The interest remains at 8.0%. This obligation continues to be subordinated to the convertible notes issued in the March 2006 private placement.

    The outstanding balance of the note was $982,000 at December 31, 2006.

Note Payable to Special Situations Private Equity Fund, L.P.

    In December 2006, the Company entered into an unsecured loan agreement with Special Situations Private Equity Fund, L.P., a related party, in the amount of $250,000. Interest accrues at an interest rate of 11.0% per annum. There are no principal or interest payments due until the maturity date of June 27, 2007. At December 31, 2006, the total outstanding balance of the note was $250,000.

Note Payable to Spieker Properties, L.P.

    In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At December 31, 2006, the total outstanding balance was $327,000 which included principal of $200,000 and accrued interest expense of $127,000.

Line of Credit Facilities with Sunwest Bank

    In May 2002, the Company entered into a $100,000 operating line of credit loan agreement with Sunwest Bank. In February 2003, the Company drew down $100,000 on this line of credit to finance a portion of the annual premium for an insurance policy. Interest accrued monthly at a rate of prime plus 2.00%, with a floor rate of 6.50% and was payable on a monthly basis. The principal balance was due in full in April 2005. During February 2005, the Company repaid the full $100,000 outstanding balance with proceeds from a new line of credit with First Regional Bank. This line of credit has been cancelled.

Note Payable to First Regional Bank

    In February 2005, the Company executed a secured promissory note in the amount of $100,000 with First Regional Bank. The proceeds of this note were used to pay down the outstanding balance of the line of credit with Sunwest Bank. The collateral on this secured note was a certificate of deposit in the amount of $100,000 plus any interest earned and was held with First Regional Bank. The certificate of deposit earned interest at 1.90% annually and matured in February 2006. The interest on the promissory note accrued at 3.0% over the interest rate on the certificate of deposit.

    In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit related to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account, which is currently 3.75% annually. The loan balance was paid in full in February 2007.

    At December 31, 2006, the outstanding balance on this note was $100,000.

Note Payable to CITI Capital

    In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of December 31, 2006, the outstanding balance on this lease was $61,000. This lease is accounted for as a capital lease.

    The following table represents the contractual payments associated with the notes payable as of December 31, 2006:

	Interest Payments	Principal Payments	Total Payments
Year ending December 31:
2007	$229,000	$741,000	$970,000
2008	60,000	207,000	267,000
2009	44,000	208,000	252,000
2010	27,000	213,000	240,000
2011	10,000	224,000	234,000
Total	$370,000	$1,593,000	$1,963,000

4.	COMMITMENTS AND CONTINGENCIES

    The Company leases office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under operating leases, net of sublease income, as of December 31, 2006 are as follows:

	Sublease (Income)	Operating Leases	Net
Year ending December 31:
2007	$(16,000)	$197,000	$181,000
2008	—	30,000	30,000
2009	—	23,000	23,000
2010	—	2,000	2,000
2011	—	—	—
Total minimum lease payments	$(16,000)	$252,000	$236,000

    Rent expense under such operating leases was $469,000 and $470,000 for the fiscal years ended December 31, 2006 and 2005, respectively. The Company’s leased office space included approximately 13,500 square feet of general and administrative office space in Irvine, California through April 2007. The Company expects to enter into a new lease agreement for approximately 10,000 square feet of office space in Irvine, California beginning in May 2007.  In addition, the Company leased approximately 7,000 square feet of office space in Irvine, California through May 2006.

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

    The Company generally warrants its products for a period of 90 days from the date of acceptance of the product by its customers. Warranty costs have historically been minimal.

6.	STOCK-BASED COMPENSATION

Stock Options

    In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At December 31, 2006 and 2005, options to purchase 2,648,439 and 2,835,997 shares, respectively, of common stock were exercisable under the 2001 FIP.

    The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share. For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At December 31, 2006 and 2005, options to purchase 2,782,171 and 1,009,581 shares, respectively, of common stock were exercisable under the 2004 FIP.

    In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP will be nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP will vest fully upon either the sale of all or substantially all of the assets of the Company; the acquisition by any person or group of more than 50% beneficial ownership of the Company; or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At December 31, 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

    In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $351,000 for the fiscal year ended December 31, 2006. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following weighted average assumptions were used for the options granted during the fiscal years ended December 31, 2006 and 2005:

	Fiscal year ended December 31,
	2006	2005
Expected volatility	177.6%	220.1%
Risk-free rate	4.85%	3.50%
Expected Term	5.6 years	9.0 years

    A summary of option activity under the 2001 FIP, the 2004 FIP and the 2006 SOP as of December 31, 2006, and changes during the fiscal year ended December 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	7,566,105	$0.13
Granted	7,907,401	0.08
Exercised	(259,993)	0.05
Forfeited or expired	(690,538)	0.14
Outstanding as of December 31, 2006	14,522,975	$0.10	5.64	$544,000
Exercisable as of December 31, 2006	5,430,609	$0.12	5.57	$82,000

    The weighted-average grant-date fair value of options granted during the fiscal years ended December 31, 2006 and 2005 was $0.07 and $0.15, respectively. The total intrinsic value of options exercised during the fiscal years ended December 31, 2006 and 2005 was $25,000 and $29,000, respectively.

    A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the fiscal year ended December 31, 2006 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2006	3,720,529	$0.14
Granted	7,907,401	0.07
Vested	(2,200,625)	0.14
Forfeited	(334,939)	0.16
Nonvested as of December 31, 2006	9,092,366	$0.08

    For any option granted with a performance condition, the Company determines if it is probable that the performance condition will be achieved. Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost. As of December 31, 2006, there was $597,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP, the 2004 FIP, and the 2006 SOP. This cost is expected to be recognized over a period of 5 years.

Cash received from option exercise under all share-based payment arrangements was $14,000 and $19,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

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

    Pursuant to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the Company recognized the fair value of the initial 300,000 warrants which totaled $14,000 as a reduction against the revenue earned from this customer and as paid-in-capital during the quarter ended September 30, 2006. The fair value of these 300,000 warrants was estimated on the vesting date using the Black-Scholes option-pricing model. For the remaining 1.2 million warrants, for each reporting period, the Company will estimate the then-current fair value of the warrants estimated to have been earned as of the period end based on a pro-rata percentage of revenue earned by the customer during that reporting period. If and when the stated target is met by the customer, and a measurement date has been established, the Company will compute the fair value of each additional 400,000 share increment using the Black-Scholes option-pricing model and record the necessary adjustment to previous estimates of the award based on this measurement date fair value.

    The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of warrants granted is based on the remaining contractual life of the warrant. The following weighted average assumptions were used for the compensation-based warrants granted during the fiscal year ended December 31, 2006:

Fiscal year ended December 31, 2006
Expected volatility	128.4%
Risk-free rate	5.05%
Expected Term	10 years

    During the fiscal year ended December 31, 2005, the Company did not issue any compensation-based warrants.

    A summary of compensation-based warrant activity as of December 31, 2006, and changes during the fiscal year ended December 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	1,427,174	$0.14
Granted	2,500,000	0.21
Exercised	—
Canceled	—
Outstanding as of December 31, 2006	3,927,174	$0.18	5.63	$108,000
Exercisable as of December 31, 2006	2,727,174	$0.14	6.12	$108,000

7.	PRIVATE PLACEMENT

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

    Pursuant to a Registration Rights Agreement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the non-director investor may require that the Company pay additional liquidated damages to the non-director investor. As of December 31, 2006, the Company had accrued $4,000 in liquidated damages payable to the non-director investor.

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

    Under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model. A liability of $24,000, which equals the fair value of the warrants on the date of issuance, was recognized with the offsetting entry as a reduction to paid-in-capital. Additionally, the net increase in the fair value during the fiscal year ended December 31, 2006 was recorded as a loss of $8,000. Any future change in the fair value of the warrants will be recognized during the current reporting period.

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

    Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages. As of December 31, 2006, the Company had accrued $119,000 in liquidated damages payable to SSF.

    Under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model. A liability of $995,000 which equals the fair value of the warrants on the date of issuance was recognized with an offsetting reduction to the carrying amount of the Notes. The resulting debt discount of $995,000 is being amortized over the life of the Notes, using the effective interest method. For the fiscal year ended December 31, 2006, the amortization of the debt discount totaled $237,000 and was recorded as interest expense. Additionally, the net decrease in the fair value during the fiscal year ended December 31, 2006 was recorded as a gain of $12,000. Any future change in the fair value of the warrants will be recognized during the current reporting period.

    Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature is considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in-capital of $505,000, which is based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature is being amortized over the life of the Notes, using the effective interest method. For the fiscal year ended December 31, 2006, the amortization of the debt discount totaled $158,000 and was recorded as interest expense.

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

    The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the Additional Warrants on the date of issuance using the Black-Scholes model. The Company reclassed the increase of $189,000 from additional paid-in-capital to warrants in shareholders’ equity.

8.	GOODWILL

    The Company merged with Avery on October 1, 1999. In connection with the merger and subsequent spin-off on February 9, 2001, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company. On February 9, 2001, the Company was spun-off as a separate company by Avery. However, the goodwill, which was pushed-down to the Company’s balance sheet by the parent, Avery, at the time of the merger, remained on the Company’s balance sheet at the time it was spun-off. In September 2001, the Company recorded a $5.6 million charge to adjust the balance to the estimated recoverable value.

    As of December 31, 2006 and 2005, goodwill was $593,000.

9.	INCOME TAXES

    For both of the fiscal years ended December 31, 2006 and 2005, the expense for income taxes was $2,000. The expense for income taxes for the fiscal years ended December 31, 2006 and 2005 mostly reflects the minimum tax due in California.

    A reconciliation of the provision for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before provision for income taxes is as follows:

	2006	2005
Benefit at statutory rate	$(1,074,000)	$(476,000)
State taxes, net of federal benefit	1,000	1,000
Adjustment of net operating loss, credit carryforwards and depreciation	(106,000)	(46,000)
Change in valuation allowance	1,089,000	515,000
Other	92,000	8,000
	$2,000	$2,000

    The tax effects of temporary differences used in determining the Company’s deferred tax assets and liabilities are presented below at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
Net operating loss carryforwards	$2,653,000	$1,566,000
Accruals	196,000	145,000
Credits	585,000	462,000
State taxes	1,000	1,000
Other	10,000	37,000
Total deferred tax assets	3,445,000	2,211,000
Less valuation allowance	(3,158,000)	(1,904,000)
Net deferred tax assets	287,000	307,000
Deferred tax liabilities
Basis difference in fixed assets	(280,000)	(307,000)
Other	(7,000)	—
Total deferred tax liabilities	(287,000)	(307,000)
Net deferred tax assets	$—	$—

    Based upon uncertainties related to the Company’s ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the fiscal years ended December 31, 2006 and 2005, as it is more likely than not that the Company’s deferred tax asset will not be realized.

    At December 31, 2006, the Company’s federal net operating loss carryforward and research and development credit carryforward were $6,767,000 and $457,000, respectively. Both of these carryforwards will begin to expire in 2023. The Company’s state net operating loss carryforward and research and development credit carryforward balances were $6,031,000 and $195,000, respectively. The net operating loss carryforward will begin to expire in 2014. However, the net operating loss and research and development credit may change due to utilization within the Avery consolidated group.

    As a result of the merger of Primal Systems, Inc. with and into Avery (see Note 1), the Company’s annual use of Primal Systems, Inc.’s net operating losses are limited under Section 382 of the Internal Revenue Code to approximately $160,000 annually

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

    Operating segment data for fiscal years ended December 31, 2006 and 2005 were as follows:

	License	Support	Services	Total
Year ended December 31, 2006
Revenues	$1,828,000	$1,236,000	$2,584,000	$5,648,000
Cost of revenues	122,000	481,000	1,930,000	2,533,000
Gross margin	$1,706,000	$755,000	$654,000	$3,115,000
Year ended December 31, 2005
Revenues	$3,318,000	$1,385,000	$3,864,000	$8,567,000
Cost of revenues	86,000	408,000	3,249,000	3,743,000
Gross margin	$3,232,000	$977,000	$615,000	$4,824,000

    Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross margin, loss from operations, and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Year ended December 31, 2006
Revenues	$4,903,000	$541,000	$204,000	$5,648,000
Gross margin	2,704,000	298,000	113,000	3,115,000
Net loss	(2,745,000)	(303,000)	(114,000)	(3,162,000)
Property and equipment, net	360,000	—	—	360,000
Year ended December 31, 2005
Revenues	$7,164,000	$1,032,000	$371,000	$8,567,000
Gross margin	4,034,000	581,000	209,000	4,824,000
Net loss	(1,172,000)	(169,000)	(61,000)	(1,402,000)
Property and equipment, net	474,000	—	—	474,000