Form 10QSB
period 2007-03-31
PRIMAL SOLUTIONS INC
filed 2007-05-15
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File No. 333-46494

PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	36-4170318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19732 MacArthur Boulevard
Suite 100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 10, 2007:
TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,373,634

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$325,000	$382,000
Restricted cash	—	103,000
Accounts receivable	295,000	268,000
Prepaid expenses and other current assets	336,000	242,000
Total current assets	956,000	995,000

Property and equipment, net of accumulated depreciation of $1,580,000 and $1,551,000, respectively	332,000	360,000
Goodwill	593,000	593,000
Other assets	34,000	59,000
	$1,915,000	$2,007,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$245,000	$301,000
Accrued liabilities	388,000	463,000
Accrued salaries and benefits	642,000	633,000
Deferred revenue	283,000	220,000
Short-term borrowings and current portion of long-term debt	653,000	741,000
Senior convertible debt, net of discount of $633,000 and $0, respectively	867,000	—
Warrant liability	—	1,015,000
Total current liabilities	3,078,000	3,373,000

Long-term debt, net of current portion	873,000	852,000
Senior convertible debt, net of discount of $0 and $1,105,000, respectively	—	395,000
	3,951,000	4,620,000
Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 shares issued and outstanding in each period	384,000	384,000
Additional paid-in capital	13,988,000	13,880,000
Warrants	2,096,000	1,558,000
Accumulated deficit	(18,504,000)	(18,435,000)
Net stockholders’ deficit	(2,036,000)	(2,613,000)
	$1,915,000	$2,007,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues
Software licenses revenue	$751,000	$361,000
Product support and upgrades revenue	268,000	310,000
Software revenues	1,019,000	671,000

Services revenue	586,000	662,000
Total revenues	1,605,000	1,333,000

Operating Expenses
Sales and marketing	223,000	512,000
Cost of software licenses	70,000	19,000
Cost of product support and upgrades	68,000	84,000
Cost of services	322,000	653,000
Research and development	360,000	385,000
General and administrative	482,000	508,000
Total operating expenses	1,525,000	2,161,000

Income (loss) from Operations	80,000	(828,000)
Interest and other expenses, net	(207,000)	(22,000)
Loss before income tax provision	(127,000)	(850,000)
Income tax provision	2,000	1,000
Net Loss	$(129,000)	$(851,000)

Basic and diluted net loss per share	$(0.00)	$(0.02)
Weighted-average basic and diluted common shares outstanding	38,373,634	36,456,358

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2007	2006
Cash Flow from Operating Activities
Net loss	$(129,000)	$(851,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	29,000	36,000
Amortization of conversion feature into interest expense	61,000	—
Amortization of debt issuance cost	23,000	—
Amortization of warrant into interest expense	71,000	—
Stock option compensation costs	33,000	76,000
Gain on disposal of assets	—	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(27,000)	58,000
Prepaid expenses and other current assets	(68,000)	82,000
Accounts payable and other accrued liabilities	(122,000)	221,000
Increase in non-current accrued interest payable	—	7,000
Deferred revenue	63,000	(74,000)
Other non-current assets and liabilities	24,000	(72,000)
Net cash used by operating activities	(42,000)	(520,000)

Cash Flow from Investing Activities
Purchases of property and equipment	—	(8,000)
Proceeds from sales of property and equipment	—	3,000
Net cash used in investing activities	—	(5,000)

Cash Flow from Financing Activities
Decrease in restricted cash	103,000	1,000
Retirement of promissory note	(100,000)	—
Payments on capital lease obligations	(6,000)	(5,000)
Payments on notes payable	(12,000)	(11,000)
Cost of issuance of convertible debt and warrants	—	(138,000)
Proceeds from issuance of convertible debt and warrants	—	1,500,000
Proceeds from issuance of common stock	—	10,000
Net cash (used)/provided by financing activities	(15,000)	1,357,000

(Decrease)/increase in cash and cash equivalents	(57,000)	832,000
Cash and cash equivalents, beginning of period	382,000	711,000
Cash and cash equivalents, end of period	$325,000	$1,543,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$61,000	$23,000
Taxes	$3,000	$1,000

Non-cash Financing Activities
Financing of business insurance premiums	$50,000	$47,000
Modification of June 2004 Private Placement Warrants	$—	$189,000
Issuance of March 2006 Private Placement Warrants	$—	$995,000

See accompanying notes to condensed unaudited consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Condensed Unaudited Consolidated Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of the adoption of SFAS 159 on its financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to include scope exceptions for registration payment arrangements.  FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  The Company adopted FSP EITF 00-19-2 on January 1, 2007. Prior to adoption of this FSP, the Company recorded a warrant liability as well as liquidated damages related to the private placements in 2006. Upon adoption of FSP EITF 00-19-2, the Company reported the change in accounting principle through a cumulative-effect adjustment to opening retained earnings, additional paid-in-capital, and debt discount related to the reclassification of the warrant liability, but did not recognize any additional obligation related to the registration rights agreements.

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company adopted the provisions of FIN 48 as of January 1, 2007 and such provisions had no material impact on the Company’s consolidated financial position or results of operations.

In September 2006,  the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  During the quarter ended March 31, 2007 and 2006, the Company recognized compensation costs of $33,000 and $76,000, respectively, as result of the adoption of SFAS 123R.

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at March 31, 2007 and December 31, 2006.

On January 1, 2007 the Company adopted the provisions of FIN 48 and has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three months ended March 31, 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at March 31, 2007 and 2006 are primarily due from the major customers indicated below.

During the three months ended March 31, 2007, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues, compared to the three months ended March 31, 2006, when the Company had five customers that accounted for more than 10% of total revenues. At March 31, 2007, the Company had five customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $245,000. At March 31, 2006, the Company had five customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $320,000.

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended March 31,
	2007	2006

Net loss applicable to common stockholders	$(129,000)	$(851,000)

Weighted-average number of common shares outstanding	38,373,634	36,456,358
Weighted-average number of dilutive common equivalent shares outstanding	—	—
Weighted-average shares outstanding during the period	38,373,634	36,456,358
Net loss per share:
Basic and Diluted	$(0.00)	$(0.02)

          Not included in the above table is the dilutive effect of options and warrants to purchase 1,225,239 and 1,876,354 shares of common stock for the three months ended March 31, 2007 and 2006, respectively because they are anti-dilutive.

2.	BORROWINGS

The Company’s borrowings consisted of the following:

	Current	Noncurrent	Total
March 31, 2007 (unaudited)
Corsair Communications, Inc.	$140,000	$842,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Spieker Properties, L.P.	200,000	—	200,000
CITI Capital	25,000	31,000	56,000
AICCO	38,000	—	38,000
Total	$653,000	$873,000	$1,526,000
December 31, 2006
Corsair Communications, Inc.	$167,000	$815,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Spieker Properties, L.P.	200,000	—	200,000
CITI Capital	24,000	37,000	61,000
First Regional Bank	100,000	—	100,000
Total	$741,000	$852,000	$1,593,000

Note Payable to Corsair Communications, Inc.

On February 4, 1999, Corsair Communications, Inc. and its wholly-owned subsidiary, Subscriber Computing, Inc. (collectively, "Corsair"), sold substantially all of the assets relating to its Communication Resource Manager billing system and Intelligent Message Router to Wireless Billing Systems, a wholly owned subsidiary of Primal Systems, Inc. As consideration for the assets sold, the Company executed a promissory note, payable to Corsair in the amount of $2,238,000. The note was secured by substantially all the property and equipment acquired from Corsair.  The Company recorded the assets at fair value of $4,582,000 and assumed liabilities of $2,344,000, in addition to the note payable to Corsair.  In January 2001, the Company amended the original terms of the note payable to Corsair and refinanced the note balance to include certain other liabilities due to Corsair totaling $51,000.  In December 2001, the Company paid $125,000 of the total accrued interest on the note, rolled the remaining unpaid accrued interest balance of $61,000 into the principal balance of the note, and amended the existing terms of the refinance note.  The terms of the note were amended as of December 2002 and again in March 2004.

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

The outstanding balance of the note was $982,000 at March 31, 2007.

Note Payable to Special Situations Private Equity Fund, L.P.

In December 2006, the Company entered into an unsecured loan agreement with Special Situations Private Equity Fund, L.P. in the amount of $250,000. Interest accrues at an interest rate of 11.0% per annum. There are no principal or interest payments due until the maturity date of June 27, 2007. At March 31, 2007, the total outstanding balance of the note was $250,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrues at an interest rate of 9.0% and compounds monthly. There are no principal or interest payments due until the lease expiration date of April 30, 2007. At March 31, 2007, the total outstanding balance was $335,000 which included principal of $200,000 and accrued interest expense of $135,000.

As of May 10, 2007, the total principal and accrued interest balance of $337,000 remained outstanding. The security deposit of $80,000 that we previously provided to Spieker Properties, L.P. under the Company’s lease agreement also remains outstanding. We expect that this security deposit will be used to partially satisfy this obligation. The office building is currently in the process of being sold to a new owner, and the Company expects to engage in discussions regarding a restructuring of the terms with the new owner during the second quarter of 2007. Under the terms of the notes issued in the March 2006 private placement, the Company’s failure to make the principal payment on this note payable allows SSF to elect to declare all unpaid principal and accrued interest under the notes payable to SSF immediately due and payable. Currently, the Company does not anticipate that SSF will make such an election pending outcome of our discussion with the new builder owner.

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

In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit relating to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account, which is currently 2.75% annually. The loan balance was paid in full in February 2007.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of March 31, 2007, the outstanding balance on this lease was $56,000. This lease is accounted for as a capital lease.

Note Payable to AICCO

During the three months ended March 31, 2007, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. The Company will make eight monthly principal and interest payments of $6,500 beginning March 2007 through October 2007.  At March 31, 2007, the outstanding balance on this note was $38,000.

3.	PRIVATE PLACEMENTS

April 2006 Private Placement

On April 27, 2006, the Company sold 1,750,000 shares of common stock and 875,000 warrants to purchase shares of the Company’s common stock to two accredited investors in a private placement (the “April 2006 Private Placement”), one of which is currently a member of the Company’s Board of Directors (“Director Investor”). The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The April 2006 Private Placement investors may, in limited instances, exercise the warrant through a cashless exercise. The Company received gross proceeds of $175,000 and used these proceeds for general working capital purposes.

Pursuant to a Registration Rights Agreement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the non-director investor may require that the Company pay additional liquidated damages to the non-director investor. As of March 31, 2007, the Company had accrued $4,000 in liquidated damages payable to the non-director investor.

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

At the time of issuance in April 2006, under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model at $24,000. The Company recognized a liability of $24,000 with the offsetting entry as a reduction to paid-in-capital. Additionally, the net increase in the fair value of the warrants during the fiscal year ended December 31, 2006 was recorded as a loss of $8,000.

On January 1, 2007, the Company adopted FSP EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to FSP EITF 00-19-2, the Company determined that the warrants issued to the non-director in the April 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $32,000, an offsetting credit to additional paid-in capital for $16,000 and a credit of $16,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14.

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

Pursuant to a Registration Rights Agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages. As of March 31, 2007, the Company had accrued $119,000 in liquidated damages payable to SSF.

At the time of issuance in March 2006, under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model at $995,000. The Company recognized a liability of $995,000 with an offsetting reduction to the carrying amount of the Notes. The resulting debt discount of $995,000 was amortized over the life of the Notes, using the effective interest method. Additionally, the net decrease in the fair value during the fiscal year ended December 31, 2006 was recorded as a gain of $12,000.

On January 1, 2007, the Company adopted FSP EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to FSP EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $982,000 with an offsetting credit to additional paid-in capital for $598,000 and debt discount of $340,000 as well as a credit of $44,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of FSP EITF 00-19-2 continues to be amortized over the life of the Notes, using the effective interest method. For the three months ended March 31, 2007, the amortization of the debt discount totaled $71,000 and was recorded as interest expense.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in-capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the three months ended March 31, 2007, the amortization of the debt discount totaled $61,000 and was recorded as interest expense. The adoption of FSP EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

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

The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the 2004 Additional Warrants on the date of issuance using the Black-Scholes model. The Company reclassified the increase of $189,000 from additional paid-in-capital to warrants in shareholders’ equity.

4.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. Other than routine litigation related to collections, the Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

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

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At March 31, 2007 and December 31, 2006, options to purchase 2,660,435 and 2,648,439 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share. For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At March 31, 2007 and December 31, 2006, options to purchase 1,862,339 and 2,782,171 shares, respectively, of common stock were exercisable under the 2004 FIP.

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP will be nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP will vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At March 31, 2007 and December 31, 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $33,000 and $76,000 for the quarters ended March 31, 2007 and 2006, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following weighted average assumptions were used for the options granted during the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Expected volatility	181.0%	150.0%
Risk-free rate	4.76%	4.86%
Expected Term	5.0 years	10.0 years

A summary of option activity under the 2001 FIP, the 2004 FIP and the 2006 SOP as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	14,522,975	$0.10
Granted	25,000	0.15
Exercised	—	—
Forfeited or expired	(1,124,143)	0.14
Outstanding as of March 31, 2007	13,423,832	$0.10	5.86	$—
Exercisable as of March 31, 2007	4,522,769	$0.12	6.84	$—

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2007 and 2006 was $0.14 and $0.12, respectively. No options were exercised during the three months ended March 31, 2007. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $17,000. Cash received from option exercise under all share-based payment arrangements was $10,000 for the three months ended March 31, 2006.

A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2007	9,092,366	$0.08
Granted	25,000	0.14
Vested	(216,303)	0.14
Forfeited	—	—
Nonvested as of March 31, 2007	8,901,063	$0.08

For any option granted with a performance condition, the Company determines if it is probable that the performance condition will be achieved. Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost. As of March 31, 2007, there was $568,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP, the 2004 FIP, and the 2006 SOP. This cost is expected to be recognized over a period of 4.75 years.

Warrants

In July 2006, the Company issued to a new customer a five-year warrant to purchase up to 1.5 million shares of the Company’s common stock at an exercise price of $0.28 per share (subject to adjustment in certain circumstances). The warrants were issued in connection with entering into a three-year software license and services agreement. Upon the issuance of the warrants, the right to purchase 300,000 shares vested and the remainder vest in 400,000 share increments if and when stated targets of cumulative license fee and maintenance revenue paid to the Company under the license and services agreement are met. Vested warrants are exercisable for three years after the vesting date and expire immediately prior to a change in control of the Company.

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of warrants granted is based on the remaining contractual life of the warrant. The Company did not issue any compensation-based warrants during the three months ended March 31, 2007 and 2006.

A summary of compensation-based warrant activity as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	3,927,174	$0.18
Granted	—
Exercised	—
Canceled	—
Outstanding as of March 31, 2007 (unaudited)	3,927,174	$0.18	5.39	$15,000
Exercisable as of March 31, 2007 (unaudited)	2,727,174	$0.14	5.87	$15,000

6.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Operating segment data for the three months ended March 31, 2007 and 2006 were as follows:

	License	Support	Services	Total
Three months ended March 31, 2007
Revenues	$751,000	$268,000	$586,000	$1,605,000
Cost of revenues	70,000	68,000	322,000	460,000
Gross profit	$681,000	$200,000	$264,000	$1,145,000
Three months ended March 31, 2006
Revenues	$361,000	$310,000	$662,000	$1,333,000
Cost of revenues	19,000	84,000	653,000	756,000
Gross profit	$342,000	$226,000	$9,000	$577,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, net loss from operations, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Three months ended March 31, 2007
Revenues	$1,507,000	$49,000	$49,000	$1,605,000
Gross profit	1,075,000	35,000	35,000	1,145,000
Net loss	(121,000)	(4,000)	(4,000)	(129,000)
Property and equipment, net	332,000	—	—	332,000

Three months ended March 31, 2006
Revenues	$1,121,000	$167,000	$45,000	$1,333,000
Gross profit	485,000	72,000	20,000	577,000
Net loss	(715,000)	(107,000)	(29,000)	(851,000)
Property and equipment, net	446,000	—	—	446,000

7.	SUBSEQUENT EVENT

The Company entered into a new lease agreement for approximately 10,000 square feet of office space in Irvine, California beginning on May 1, 2007. The Company’s existing lease agreement for approximately 13,500 square feet of office space in Irvine, California expired on April 30, 2007. The new lease term expires in April 2012.

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

Software License Revenue

Software license revenue consists of software license fees charged to our customers for their use of our software. Software license fees include one-time and recurring license charges and license upgrade charges for our communications software products. Under our subscription-based recurring revenue model, monthly software license fees are volume sensitive and generally are based on the number of units which include subscriber count and line count. Software license revenue also includes revenue associated with the sales of third-party software or hardware which are not material in amount or frequency.

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

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  Interest expense also includes the amortization of the debt discount resulting from the recording of warrants issued in connection with the private placement in March 2006 (the "March 2006 Private Placement") and the private placement in April 2006 (the "April 2006 Private Placement" and collectively, the "2006 Private Placements"), the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, in 2006, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Statement of Operations Data	Three Months Ended March 31,		Change
	2007	2006	$	%
	(Unaudited)
REVENUES
Software license revenue	$751,000	$361,000	$390,000	108%
Product support and upgrades revenue	268,000	310,000	(42,000)	(14)%
Services revenue	586,000	662,000	(76,000)	(11)%
Total revenues	1,605,000	1,333,000	272,000	20%
OPERATING EXPENSES
Sales and marketing	223,000	512,000	(289,000)	(56)%
Cost of software licenses	70,000	19,000	51,000	268%
Cost of product support and upgrades	68,000	84,000	(16,000)	(19)%
Cost of services	322,000	653,000	(331,000)	(51)%
Research and development	360,000	385,000	(25,000)	(6)%
General and administrative	482,000	508,000	(26,000)	(5)%
Total operating expenses	1,525,000	2,161,000	(636,000)	(29)%
INCOME (LOSS) FROM OPERATIONS	80,000	(828,000)	908,000	(110)%
INTEREST AND OTHER EXPENSES, NET	(207,000)	(22,000)	(185,000)	841%
LOSS BEFORE INCOME TAX PROVISION	(127,000)	(850,000)	723,000	(85)%
INCOME TAX PROVISION	2,000	1,000	1,000	100%
NET LOSS	$(129,000)	$(851,000)	$722,000	(85)%
Supplemental data:
Depreciation and Amortization	$29,000	$36,000	$(7,000)	(19)%

Overview

During the three months ended March 31, 2007, we completed a successful implementation of our Connect CCB product at a domestic cable multiple service operater (“MSO”) in support of their rollout of commercial voice services. Subscriber counts for the customers under the subscription-based revenue model increased 73% over the same period in 2006, and our platform installations now process over 2 billion outbound minutes of usage (“MOU”), a standard industry measure. Additionally, we expanded our revenues within existing accounts while continuing to focus on managing operating costs to keep them in line with expected revenues. In February 2007, we paid down $100,000 in outstanding borrowings.

Total revenues for the three months ended March 31, 2007 were $1.6 million, an increase of $272,000, or 20%, from $1.3 million for the same period in 2006. The increase resulted from an increase in subscriber count for these customers under the subscription-based revenue model as well as the implementation and license revenues from a new contract executed in December 2006. Total revenues of $1.6 million for the three months ended March 31, 2007 was also higher than total revenues of $1.4 million for the previous quarter ended December 31, 2006. This increase in revenue from last quarter was largely attributable to the increase in subscriber count as well as the upfront license fee recognized after the successful implementation of our Connect CCB product. During the three months ended March 31, 2007, we had two customers who individually accounted for more than 10% of total revenues.  These two customers represented 58% and 13% of total revenues, respectively, during that period.

During the three months ended March 31, 2007, we continued to focus on managing our costs in an effort to keep them in line with expected revenues. For the three months ended March 31, 2007, operating expenses decreased by $636,000, or 29%, as compared to the same period in 2006.  During the second half of 2006, we implemented a cross-product training program for our technical staff to enhance our flexibility to meet shifting customer and market demands around our products and services. This cross-training allows the Company to manage the current demands of our customers despite the overall decrease in headcount from the same period last year. During the first quarter of 2007, this also resulted in a shift in manpower costs between cost of revenue and research and development based on project demands experienced during the quarter. We expect to continue to cross-train as we add headcount in the future and we expect this cost trend to continue in future quarters based on projects demands in those quarters.

In January 2006, we began expensing non-cash stock compensation costs, as required by SFAS 123R, which totaled $33,000 and $76,000 for the three months ended March 31, 2007 and 2006, respectively.  As a part of accounting for private placement in March 2006 (the “March 2006 Private Placement”), we incurred non-cash expenses in the amount of $155,000 for the three months ended March 31, 2007, which we charged to interest expense.  We incurred interest expense of $19,000 during the same period for the related $1.5 million senior secured convertible note. For the same period in 2006, we did not recognize any interest expense related to the March 2006 Private Placement.

Total Revenues

Total revenues for the three months ended March 31, 2007 were $1.6 million, an increase of $272,000, or 20%, from $1.3 million for the same period in 2006. The increase resulted from an increase in subscriber count for these customers under the subscription-based revenue model as well as the implementation and license revenues from a new contract executed in December 2006.

For the three months ended March 31, 2007, total revenues of $1.6 million was comprised of $1.2 million of recurring revenue, or 76% of total revenues, and $383,000 of nonrecurring revenue. Recurring revenue increased $300,000, or 33%, as compared to $922,000 for the same period in 2006.  The increase in recurring revenue was due to a steady growth in subscriber count for the customers under the subscription-based revenue model. Total nonrecurring revenue for the three months ended March 31, 2007 and 2006 was $383,000 and $411,000, respectively.  This decrease was due primarily to a decline in implementation revenue of $255,000 as well as an increase in sales discounts realized from shorter payment terms. This decrease in non-recurring revenue was offset by an increase of up-front license fees and related third party revenue of $149,000 and customization services totaling $97,000 from our existing customers.

We generate revenue from the sale of software licenses and related maintenance arrangements, application management and hosting services, and subscription-based Software as a Service ("SaaS") delivery of solutions via the Internet.  Our revenue from professional services rendered for customization, installation, implementation, and training are non-recurring, while revenue for application management and hosting our software on the customer's hardware is recurring in nature.  We continue to shift towards multi-year, subscription-based recurring software and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  During the three months ended March 31, 2007, we continued to increase revenues generated from application management and hosting services.  This overall shift has marked a significant change in our revenue model.  We believe this revenue model will provide greater long-term financial benefit to us as we expect increases in our customers' subscriber volumes for new IP services, especially in VoIP phone services and WiFi services.  Under the subscription-based revenue model, recurring software and maintenance revenues will increase over time if our customers' subscriber base increases.

We define recurring revenue as revenue derived from subscription-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

Software License Revenue

For the three months ended March 31, 2007, software license revenue was $751,000, an increase of $390,000 from $361,000 for the same period in the prior year. Total software license revenue of $751,000 for the three months ended March 31, 2007 was comprised of $578,000 of recurring revenue and $173,000 of nonrecurring revenue.  Recurring subscription-based license revenue increased $206,000, or 61%, to $542,000, as compared to $336,000 for the same period in the prior year.  The increase was due to the steady growth in subscriber base of our existing customers as well as the addition of two customers from 2006 who successfully completed implementation during the second and third quarters of 2006.  Total nonrecurring license revenue which includes upfront license fees and sales of third party hardware and software increased by $149,000 for the three months ended March 31, 2007, when compared to the same period in the prior year.  The increase was due to upfront license fees and third party sales to a new customer added in the fourth quarter of 2006.

During the three months ended March 31, 2007, 81% of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber base and/or transaction volume grows, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support and upgrades revenue of $268,000 or 17% of total revenues, decreased $42,000, or 13%, for the three months ended March 31, 2007, as compared to $310,000, or 23% of total revenues, for the same period in 2006. All product support and upgrades revenue is recurring revenue.  The net decrease was primarily the result of a decrease of $114,000 in revenue from an existing customer who reduced its quarterly maintenance contract beginning in the fourth quarter of 2006, which was offset by an increase in revenue from our other customers of $72,000. Because of the increase in revenue associated with our subscription-based revenue model, we expect product support and upgrades revenue generally associated with our upfront license customers to continue to be a small percentage of total revenue.

Services Revenue

Services revenue was $586,000, or 37% of total revenues, for the three months ended March 31, 2007, as compared to $662,000, or 50% of total revenues, for the same period last year. The net decrease was due to a drop in revenue of $255,000 from implementation projects. This was offset by an increase in recurring revenue of $101,000 as well as an increase in revenue from customization projects of $78,000.

For the three months ended March 31, 2007, total services revenue of $586,000 was comprised of $377,000 of recurring revenue and $209,000 of nonrecurring revenue.  Recurring services revenue increased $101,000, or 36%, as compared to $276,000 for the same period last year and was due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue decreased $177,000, or 46%, and was due to timing of implementation and customization projects. During the three months ended March 31, 2006, we were working on implementation projects with two new customers, which totaled $344,000 in revenue. During the three months ended March 31, 2007, the Company recognized $32,000 in revenue in connection with the successful completion of an implementation project for one customer which began in the fourth quarter of 2006. We also continue to expand existing accounts as evidenced by an increase in ongoing upsell services to our other customers of $135,000 when compared to the same period in 2006.

Concentration Risk

For the three months ended March 31, 2007, we had two customers who individually accounted for more than 10% of our total revenues in the amount of $929,000 and $202,000, respectively. In the same period last year, we had three customers who individually accounted for more than 10% of our total revenues in the amount of $601,000, $175,000, and $165,000, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2007 was $223,000, a decrease of $289,000 from $512,000 for the same period in 2006.  During the first quarter of 2007, we shifted our sales focus to a greater emphasis on inside sales which resulted in a reduction in labor and related costs of $269,000. Marketing related costs during the first quarter of 2007 declined $170,000 over the same period in 2006 due to a reduction in recurring marketing program costs. During 2007, we plan to continue placing a greater emphasis on inside sales, as well as managing marketing costs.

Cost of Revenues

The cost of software licenses increased $51,000 to $70,000 for the three months ended March 31, 2007, as compared to $19,000 for the three months ended March 31, 2006.  The increase primarily relates to the cost of nonrecurring third party software and hardware resold to our customers as part of the initial implementation or additional third party software and hardware related to upsell revenues for existing customers.

The cost of product support and upgrades decreased $16,000 to $68,000 for the three months ended March 31, 2007, as compared to $84,000 for the same period in 2006.  The decrease was a direct result of the cross-product training program for our technical staff that began in 2006. The cross-training allows more flexibility to meet shifting customer and market demands around our products and services. During the three months ended March 31, 2007, we were able to better utilize the overall headcount while maintaining the required attention to our customers’ product support needs. We have experienced a shift of labor costs from product support and upgrades to services as well as research and development.

The cost of services decreased $331,000 to $322,000 for the three months ended March 31, 2007, as compared to $653,000 for the three months ended March 31, 2006. The reduction of headcount associated with our cost-reduction measures in 2006 contributed to the overall decrease in cost of services for the three months ended March 31, 2007 compared to the same period in 2006. Additionally, we significantly reduced the use of outside contractors for implementation and upsell projects, choosing instead to leverage internal cross-training among our engineers to provide more flexibility in staffing needs.

Research and Development

Research and development expenses decreased $25,000 to $360,000 for the three months ended March 31, 2007, as compared to $385,000 for the three months ended March 31, 2006. The decrease primarily resulted from a decline in outside contract labor costs of approximately $66,000.  Additionally, based on the lower demand for resources on implementation projects during the three months ended March 31, 2007, the amount of time provided by the development staff to assist with service or product support projects fell when compared to the same period in 2006.

General and Administrative

General and administrative expense for the three months ended March 31, 2007 was $482,000, a decrease of $26,000 from $508,000 for the same period in 2006. This net decrease was primarily due to lower professional services costs of $66,000 as we continued our efforts to manage administrative costs. This decrease was partially offset with an overall increase in labor related costs of $18,000, travel and related expenses of $10,000 and facilities costs of $12,000. In May 2007, we moved to a new office space and we anticipate lower monthly facilities costs under the new lease agreement.

Interest and Other Expense, Net

Interest and other expenses, net was $207,000, an increase of $185,000 for the three months ended March 31, 2007 as compared to $22,000 for the three months ended March 31, 2006. The increase of $185,000 was primarily due to non-cash expenses associated with the 2006 Private Placements, consisting of the amortization of the capitalized debt issuance costs of $23,000 and the accretion of the debt discount of $132,000. Additionally, the interest expense associated with the senior convertible debt issued in the March 2006 Private Placement totaled $19,000 for the three months ended March 31, 2007. There was no such expense recognized in the three months ended March 31, 2006 as the March 2006 Private Placement closed on the last day of the period. Additionally, we recognized interest on a new promissory note executed in December 2006.

Income Tax Provision

The income tax provision for the three months ended March 31, 2007 and 2006 consisted of the minimum state taxes due to our net losses anticipated for related years.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 was $29,000, a decrease of $7,000 from $36,000 for three months ended March 31, 2006. This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the during the first half of 2006.

Liquidity and Capital Resources

Balance Sheet Data	March 31,	December 31,	Change
	2007	2006	$	%
	(Unaudited)
Cash and cash equivalents	$325,000	$382,000	$(57,000)	(15)%
Restricted cash	—	103,000	(103,000)	(100)%
Accounts receivable	295,000	268,000	27,000	10%
Cash, cash equivalents and accounts receivable	620,000	753,000	(133,000)	(18)%
Current assets	956,000	995,000	(39,000)	(4)%
Accounts payable and accrued expenses	1,275,000	1.397,000	(122,000)	(9)%
Current portion notes payable	653,000	741,000	(88,000)	(12)%
Deferred revenue	283,000	220,000	63,000	29%
Senior convertible debt, net of discount	867,000	—	867,000	100%
Warrant liability	—	1,015,000	(1,015,000)	(100)%
Current liabilities	3,078,000	3,373,000	(295,000)	(9)%
Working capital deficit	(2,122,000)	(2,378,000)	256,000	(11)%
Long term liabilities	873,000	1,247,000	(374,000)	(30)%

Overview

As of March 31, 2007, our working capital deficit balance decreased by $256,000 to $2.1 million, as compared to a working capital deficit of $2.4 million as of December 31, 2006. The overall decrease was primarily due to the reversal of the warrant liability of $1.0 million pursuant to the adoption of FSP EITF 00-19-2 offset by the reclassification of the senior convertible debt, net of discount, from noncurrent to current liabilities and the net loss of $129,000.  The decrease in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. We are focused on converting new sales opportunities to augment cash receipts from existing contracts, which we expect to grow as our customers' subscriber counts are expected to increase. We continue to manage our operating costs in light of expected revenues. We anticipate savings from our move to new office facilities in May 2007.  As of May 10, 2007, the total principal and accrued interest balance of $337,000 related to our note payable to Spieker Properties, L.P. (the “Spieker Obligation”) remained outstanding. The security deposit of $80,000 that we previously provided to Spieker Properties, L.P. under our lease agreement remains outstanding. We anticipate that this security deposit will be used to partially offset the Spieker Obligation. The office building is currently in the process of being sold to a new owner and we expect to engage in discussions regarding a restructuring of the terms with the new owner during the second quarter of 2007. Under the terms of the notes issued to Special Situations Fund III, Q.P. and four related funds (“SSF”) in the March 2006 private placement, our failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the notes payable to SSF immediately due and payable. Currently, we do not anticipate that SSF will make such an election pending outcome of our discussion with the new builder owner. We cannot, however, be certain that cash generated from future operations will be adequate to support our working capital requirements, or that our cost-reduction activities or any debt restructuring will be adequate or possible.

Historically, our sources of liquidity primarily have been cash from operations and financing activities. In 2007, we expect our sources of liquidity will continue to include cash from operations.

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

Thus, our ability to obtain third party financing on acceptable terms will be limited. If we require additional financing, we cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $133,000 at March 31, 2007 from $753,000 at December 31, 2006, primarily due to the use of cash for operating needs and the paydown of the $100,000 note payable to First Regional Bank.  On March 31, 2007, the accounts receivable balance was $295,000, an increase of $27,000, or 10%, from the balance of $268,000 on December 31, 2006. The increase was primarily the result of higher customization revenue during the three months ended March 31, 2007.

Liabilities

Accounts payable and accrued expenses decreased by $122,000 to $1.3 million at March 31, 2007 from $1.4 million at December 31, 2006 largely due to timing of payment of outstanding invoices and accruals.

In February 2007, we paid down the $100,000 note payable to First Regional Bank in full. Under the amended agreement, we opened a savings account as collateral against the outstanding loan balance. With the full paydown of the note, the restricted cash balance of $103,000 was released.

Also, in Febuary 2007, as we have done in prior years, we entered into a premium finance agreement with AICCO, Inc. to finance a portion of our annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. We will make eight monthly principal and interest payments of $6,500 beginning March 2007 through October 2007.  At March 31, 2007, the outstanding balance on this note was $38,000.

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

Effective January 2007, the payment terms for the Corsair Communications, Inc. note payable was further amended. Under the amended terms, the monthly interest-only payment of $7,000 continues from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011 with a final payment of $20,000 due in December 2011. As of March 31, 2007, the outstanding current liability balance was $141,000 and the outstanding noncurrent liability balance was $842,000.

In March 2006, we reclassified the outstanding principal and accrued interest balance of the Spieker Obligation from noncurrent to current liabilities. The Spieker Obligation was the result of an amendment to our lease agreement that expired in April 2007. The total outstanding principal and accrued interest balance was due on April 30, 2007. As of May 10, 2007, the total balance of $337,000 which included principal of $200,000 and accrued interest of $137,000 remained outstanding. The office building is currently in the process of being sold to a new owner and we expect to engage in discussions regarding a restructuring of the terms with the new owner during the second quarter of 2007.

Deferred revenue on March 31, 2007 increased $63,000, or 29%, to $283,000, as compared to $220,000 on December 31, 2006. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services. At March 31, 2007, we had received advance payment from two legacy customers totaling $116,000 for renewed maintenance contracts scheduled to begin in the second quarter of 2007. Additionally, in 2006, the subscriber rate for an existing contract was downwardly adjusted pursuant to the sales contract and resulted in a prepayment balance of $46,000 at December 31, 2006. This deferred revenue is being ratably applied against the monthly billings in 2007 and had a balance of $29,000 at March 31, 2007. The remaining decrease is due to timing of monthly recognition of revenue as the related service is provided and future invoice billings.

The senior convertible debt, net of discount, was reclassified from noncurrent to current liabilities at the end of the first quarter of 2007 based on the March 31, 2008 maturity date.

On January 1, 2007, we adopted FSP EITF 00-19-2. Pursuant to FSP EITF 00-19-2, we reversed the warrant liability related to our 2006 Private Placements, The warrant liability of $1.0 million on December 31, 2006 reflected the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Cash Flows

Net cash used by operating activities of $42,000 for the three months ended March 31, 2007 resulted primarily from a net loss of $129,000 that included non-cash expenses for stock-based compensation of $33,000 and non-cash expenses of $155,000 related to the 2006 Private Placements as well as a net decrease in operating liabilities over operating assets of $130,000.  Net cash used by operating activities of $520,000 for the three months ended March 31, 2006 resulted primarily from a net loss coupled decrease in accounts receivable and prepaid expenses and increase in current liabilities.

For the three months ended March 31, 2007, the Company had no cash transactions related to investing activities. Net cash used in investing activities totaled $5,000 for the same period in 2006 and was primarily due to the acquisition of capital equipment.

Net cash used by financing activities totaled $15,000 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $1.4 million for the three months ended March 31, 2006. This change was primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million during the three months ended March 31, 2006.  Also, net repayments on notes payable and capital lease obligations totaled $18,000 during the three months ended March 31, 2007, as compared to $16,000 during the same period in 2006.

April 2006 Private Placement

On April 27, 2006, we sold 1,750,000 shares of our common stock and 875,000 warrants to purchase shares of our common stock to two accredited investors in a private placement, one of which is currently a member of our Board of Directors. The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by us of our common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The investors in this private placement may, in limited instances, exercise the warrant through a cashless exercise. We received gross proceeds of $175,000 and used these proceeds for general working capital purposes.

Pursuant to a Registration Rights Agreement entered into with the two investors in this private placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the registration statement was not declared effective by July 16, 2006, we are required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006. In addition, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

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

We recorded net losses of $129,000 and $3.2 million for the three months ended March 31, 2007 and the fiscal year ended December 31, 2006, respectively.  In order to become profitable, we will need to generate additional revenues from the sales of our products and services or continue to reduce operating costs further to achieve and maintain profitability, or both. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to nonrecurring professional services which generally has lower profit margin percentages, will be less profitable. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period.

Our subscription-based pricing model for recurring software licensing and product support and upgrades fees for IPC and IXC customers allows them to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our products, as compared to an up-front one-time license fee. Under this subscription-based recurring revenue model, our revenue from customers is expected to increase as the subscriber base and/or transaction volume grows and, thus, related revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our new customers do not or are not able to increase the number of subscribers as they expect, our future revenues could be lower than anticipated.

If we do achieve profitability, we cannot be certain we can sustain or increase profitability on a quarterly or annual basis. We are striving to reach profitability; however, we could continue to incur net losses for the foreseeable future.

Our revenues are generated from a limited number of customers, the loss of any of which could substantially harm our business.

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenues from customers who individually account for more than 10% of total revenues during the three months ended March 31, 2007 represented approximately 70% of total revenues, with the largest customer accounting for 58% of total revenues in the first quarter of 2007.

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

As of May 10, 2007, there is $1.5 million of principal and $27,000 of accrued interest outstanding under the Notes issued to SSF in a private placement in March 2006 (the “March 2006 Private Placement”). Interest payments are payable semi-annually on the last day of June and December of each year, and began June 30, 2006. The principal and any accrued but unpaid interest on the Notes are due March 31, 2008.  In the event we fail to pay any amount due under the related transaction documents between the Company and SSF within five days of when due, or if we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, then SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  Because the registration statement relating to the March 2006 Private Placement was not declared effective by July 16, 2006, we owe liquidated damages under the registration rights agreement with SSF at the rate of $22,500 for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006.  As of May 10, 2007, we had accrued $119,000 in liquidated damages payable to SSF under the Registration Rights Agreement. Additionally, as of May 10, 2007, $337,000 relating to the Spieker Obligation remained outstanding. The security deposit of $80,000 that we previously provided to Spieker Properties L.P. under our lease agreement remains outstanding. We anticipate that this security deposit will be used to partially satisfy the Spieker Obligation. Our failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  In the event SSF elects to accelerate payments under the Notes, we may not have sufficient cash to make such payments.  The Notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under the Notes when due could materially adversely affect the Company's operations and financial condition.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months ended March 31, 2007 decreased as compared to the same period last year. International customers represented approximately 6% and 16% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

As of May 10, 2007, SSF beneficially owns approximately 58.3% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and other national stock exchanges, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any other national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTC.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

In preparation and filing of this 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and “acting” principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our principal executive officer and “acting” principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.1	Form of Adjustable Promissory Note to SSF (filed as Exhibit 4.1 to the Company’s current report on Form 8-K on April 12, 2007 and incorporated by reference herein)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

May 15, 2007	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President, and “Acting”
Chief Financial Officer