Form 10QSB
period 2007-06-30
PRIMAL SOLUTIONS INC
filed 2007-08-14
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2007

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

Number of shares outstanding as of the close of business on August 6, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,373,634

Transitional Small Business Disclosure Format (Check one):                                                                                                Yes  ☐              No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (unaudited) and for the six months ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis	18

Item 3.	Controls and Procedures	34

	PART II - OTHER INFORMATION
Item 5.	Other Information	35

Item 6.	Exhibits	35

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$317,000	$382,000
Restricted cash	—	103,000
Accounts receivable	294,000	268,000
Prepaid expenses and other current assets	276,000	242,000
Total current assets	887,000	995,000

Property and equipment, net of accumulated depreciation of $1,492,000 and $1,551,000, respectively	320,000	360,000
Goodwill	593,000	593,000
Other assets	71,000	59,000
	$1,871,000	$2,007,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$200,000	$301,000
Accrued liabilities	341,000	463,000
Accrued salaries and benefits	532,000	633,000
Deferred revenue	198,000	220,000
Short-term borrowings and current portion of long-term debt	808,000	741,000
Senior convertible debt, net of discount of $492,000 and $0, respectively	1,008,000	—
Warrant liability	—	1,015,000
Total current liabilities	3,087,000	3,373,000

Long-term debt, net of current portion	818,000	852,000
Senior convertible debt, net of discount of $0 and $1,105,000, respectively	—	395,000
Other long-term liabilities	61,000	—
	3,966,000	4,620,000
Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 shares issued and outstanding in each period	384,000	384,000
Additional paid-in capital	13,952,000	13,880,000
Warrants	2,172,000	1,558,000
Accumulated deficit	(18,603,000)	(18,435,000)
Net stockholders’ deficit	(2,095,000)	(2,613,000)
	$1,871,000	$2,007,000

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Software licenses revenue	$688,000	$436,000	$1,439,000	$797,000
Product support and upgrades revenue	281,000	327,000	549,000	637,000
Software revenues	969,000	763,000	1,988,000	1,434,000

Services revenue	645,000	689,000	1,231,000	1,351,000
Total revenues	1,614,000	1,452,000	3,219,000	2,785,000

Operating Expenses
Sales and marketing	232,000	669,000	456,000	1,181,000
Cost of software licenses	—	79,000	69,000	98,000
Cost of product support and upgrades	63,000	151,000	130,000	235,000
Cost of services	368,000	498,000	690,000	1,151,000
Research and development	385,000	424,000	745,000	809,000
General and administrative	448,000	567,000	930,000	1,074,000
Total operating expenses	1,496,000	2,388,000	3,020,000	4,548,000

Income (loss) from operations	118,000	(936,000)	199,000	(1,763,000)
Interest and other (expenses) income, net	(217,000)	336,000	(424,000)	313,000
Loss before income tax provision	(99,000)	(600,000)	(225,000)	(1,450,000)
Income tax provision	—	2,000	3,000	3,000
Net loss	$(99,000)	$(602,000)	$(228,000)	$(1,453,000)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted-average basic and diluted common shares outstanding	38,373,634	37,774,593	38,373,634	37,119,117

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(228,000)	$(1,453,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	55,000	67,000
Amortization of conversion feature into interest expense	125,000	49,000
Amortization of debt issuance cost	48,000	21,000
Warrant expense	148,000	67,000
Gain on change in fair value of warrant liability	—	(512,000)
Non-cash stock-based compensation costs	72,000	248,000
Loss/(gain) on disposal of assets	6,000	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(26,000)	57,000
Prepaid expenses and other current assets	(21,000)	78,000
Accounts payable and other accrued liabilities	(207,000)	2,000
Non-current accrued interest	—	7,000
Deferred revenue	(22,000)	170,000
Other noncurrent assets and liabilities	49,000	(66,000)
Net cash used by operating activities	(1,000)	(1,268,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(24,000)	(8,000)
Proceeds from sales of property and equipment	4,000	3,000
Net cash used in investing activities	(20,000)	(5,000)

Cash Flow from Financing Activities
Change in restricted cash	103,000	—
Payments on capital lease obligations	(12,000)	(11,000)
Retirement of promissory note	(100,000)	—
Payments on notes payable	(35,000)	(29,000)
Cost of private placements	—	(226,000)
Proceeds from private placements	—	1,675,000
Proceeds from issuance of common stock, net	—	10,000
Net cash (used) provided by financing activities	(44,000)	1,419,000

NET (DECREASE) INCREASE IN CASH EQUIVALENTS	$(65,000)	$146,000
CASH AND CASH EQUIVALENTS, beginning of period	382,000	711,000
CASH AND CASH EQUIVALENTS, end of period	$317,000	$857,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$82,000	$46,000
Taxes	$3,000	$3,000

Non-cash Financing Activities
Financing of business insurance premiums	$61,000	$47,000
Financing of liquidated damages payable to 2006 Private Placement investors	$119,000	$—
Modification of June 2004 Private Placement Warrants	$—	$189,000
Issuance of 2006 Private Placement Warrants	$—	$1,019,000

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

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

Basis of Presentation
The accompanying condensed unaudited consolidated financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"), which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FASB Staff Position amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  The Company adopted EITF 00-19-2 on January 1, 2007. Prior to adoption of this EITF, the Company recorded a warrant liability as well as liquidated damages related to the private placements in 2006. Upon adoption of EITF 00-19-2, the Company reported the change in accounting principle through a cumulative-effect adjustment to opening retained earnings, additional paid-in capital, and debt discount related to the reclassification of the warrant liability, but did not recognize any additional obligation related to the registration rights agreements.

[Return to Top]

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company adopted the provisions of FIN 48 as of January 1, 2007 and such provisions had no material impact on the Company’s consolidated financial position or results of operations.

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

The Company recognizes revenue using the residual method pursuant to the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price historically charged if that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the historical rate charged to the customer. The Company determines the fair value of professional services, if included in a multiple element arrangement, based on the hourly rates that the Company charges for these services when sold independently from a software license. If VSOE of fair value cannot be established for the undelivered elements of a multiple element arrangement, the entire amount of revenue is deferred and recognized ratably over the period that these elements are delivered.

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

[Return to Top]

Most of the Company’s software license arrangements do not include acceptance provisions. However, if acceptance provisions exist, the Company provides for a sales return allowance in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if the Company cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Stock-Based Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company is required to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.  Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it probable that the performance condition will be achieved.

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. For the three months ended June 30, 2007 and 2006, the Company recognized compensation costs of $39,000 and $75,000, respectively, as a result of the adoption of SFAS 123R.  For the six months ended June 30, 2007 and 2006, the Company recognized compensation costs of $72,000 and $151,000, respectively, pursuant to SFAS 123R.

[Return to Top]

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at June 30, 2007 and December 31, 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three months and six months ended June 30, 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at June 30, 2007 and 2006 are primarily due from the major customers indicated below.

During the three months and six months ended June 30, 2007, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues for both periods.  During the three months and six months ended June 30, 2006, the Company had two customers and three customers, respectively that individually accounted for more than 10% of total revenues.

At June 30, 2007, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $261,000.  At June 30, 2006, the Company had four customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $432,000.

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net loss available to stockholders	$(99,000)	$(602,000)	$(228,000)	$(1,453,000)

Weighted-average number of common shares outstanding during the period	38,373,634	37,774,593	38,373,634	37,119,117
Weighted-average number of dilutive common equivalent shares outstanding during the period	—	—	—	—
Weighted-average shares outstanding during the period	38,373,634	37,774,593	38,373,634	37,119,117

Net loss per share - Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Not included in the above table is the dilutive effect of options and warrants to purchase 775,809 and 1,008,438 shares of common stock for the three months and six months ended June 30, 2007, respectively, as well as 1,104,147 and 1,560,527 shares of common stock for the three months and six months ended June 30, 2006, respectively because they are anti-dilutive.

[Return to Top]

2.	BORROWINGS

        The Company’s borrowings consisted of the following:

	Current	Noncurrent	Total
June 30, 2007 (unaudited)
Corsair Communications, Inc.	$189,000	$793,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Special Situations Funds	119,000	—	119,000
Spieker Properties, L.P.	200,000	—	200,000
CITI Capital	25,000	25,000	50,000
AICCO	25,000	—	25,000
Total	$808,000	$818,000	$1,626,000
December 31, 2006
Corsair Communications, Inc.	$167,000	$815,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Spieker Properties, L.P.	200,000	—	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	24,000	37,000	61,000
Total	$741,000	$852,000	$1,593,000

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

The outstanding balance of the note was $982,000 at June 30, 2007.

Notes Payable to Special Situations Funds

In December 2006, the Company entered into an unsecured loan agreement with Special Situations Private Equity Fund, L.P. in the amount of $250,000. Interest accrues at an interest rate of 11.0% per annum and originally had a maturity date of June 27, 2007. In June 2007, the note was amended to extend the maturity date to October 2, 2007, at which time the principal and accrued interest will be due in full.  At June 30, 2007, the total outstanding balance of the note was $250,000.

[Return to Top]

In April 2007, the Company executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the aggregate principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively.  The original issuance date of these promissory notes is December 22, 2006.  Interest on the unpaid principal balance accrues at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. The principal and accrued interest balances are due in full on March 31, 2008.  As of June 30, 2007, the total outstanding balance of the five notes totaled $119,000.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company and Spieker Properties, L.P., its landlord, amended its occupancy lease to reduce costs related to unneeded space and corresponding rental payments. As part of the amendment, the Company agreed to sign a note in the amount of $200,000. Interest accrued at an interest rate of 9.0% and compounded monthly. The principal and accrued interest balance was due on April 30, 2007. At June 30, 2007, the total outstanding balance was $335,000 which included principal of $200,000 and accrued interest expense of $137,000.

As of August 6, 2007, the total principal and accrued interest balance of $337,000 remained outstanding. The security deposit of $80,000 that the Company previously provided to Spieker Properties, L.P. under the Company’s lease agreement also remains outstanding. The Company expects that this security deposit will be used to partially satisfy this obligation. The office building is currently in the process of being sold to a new owner, and the Company expects to engage in discussions regarding a restructuring of the terms with the new owner during the third quarter of 2007. Under the terms of the notes issued in the March 2006 private placement, the Company’s failure to make the principal payment on this note payable allows SSF to elect to declare all unpaid principal and accrued interest under the notes payable to SSF immediately due and payable. Currently, the Company does not anticipate that SSF will make such an election pending outcome of discussions with the new owner of the building.

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

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of June 30, 2007, the outstanding balance was $50,000.  This lease is accounted for as a capital lease.

Note Payable to AICCO

During the first quarter of 2007, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. The Company is obligated to make eight monthly principal and interest payments of $6,500 from March 2007 through October 2007.  At June 30, 2007, the outstanding balance on this note was $25,000.

[Return to Top]

3.	PRIVATE PLACEMENTS

April 2006 Private Placement

On April 27, 2006, the Company sold 1,750,000 shares of common stock and 875,000 warrants to purchase shares of the Company’s common stock to two accredited investors in a private placement (the “April 2006 Private Placement”), one of which is currently a member of the Company’s Board of Directors (“Director Investor”). The warrants expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The exercise price of the warrants is subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the exercise price of the warrants. The April 2006 Private Placement investors may, in limited instances, exercise the warrant through a cashless exercise. The Company received gross proceeds of $175,000 from the April 2006 Private Placement and used these proceeds for general working capital purposes.

Pursuant to a registration rights agreement entered into as part of the April 2006 Private Placement, the Company agreed to file, and did file on May 1, 2006, a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the non-director investor may require that the Company pay additional liquidated damages to the non-director investor. As of June 30, 2007, the Company had accrued $4,000 in liquidated damages payable to the non-director investor.

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

At the time of issuance in April 2006, under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to the non-director investor as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model at $24,000. The Company recognized a liability of $24,000 with the offsetting entry as a reduction to paid-in capital. Additionally, the net increase in the fair value of the warrants during the fiscal year ended December 31, 2006 was recorded as a loss of $8,000.

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued to the non-director in the April 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $32,000, an offsetting credit to additional paid-in capital for $16,000 and a credit of $16,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14.

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

[Return to Top]

Pursuant to a registration rights agreement entered into between the Company and SSF as part of the March 2006 Private Placement, the Company has agreed to file, and did file on May 1, 2006, a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, the Company is required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective, on December 22, 2006. In addition, the Company will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages. As of June 30, 2007, the Company had executed five unsecured promissory notes to cover the $119,000 in liquidated damages payable to SSF.

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

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $982,000 with an offsetting credit to additional paid-in capital for $598,000 and debt discount of $340,000 as well as a credit of $44,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the life of the Notes, using the effective interest method. For the three months and six months ended June 30, 2007, the amortization of the debt discount totaled $77,000 and $148,000, respectively, and was recorded as interest expense.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the three months and six months ended June 30, 2007, the amortization of the debt discount totaled $65,000 and $125,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

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

The Company calculated the fair value of the Repriced Warrants just prior to the date of issuance and the aggregate fair value of the Repriced Warrants and the 2004 Additional Warrants on the date of issuance using the Black Scholes model. The Company reclassified the increase of $189,000 from additional paid-in capital to warrants in shareholders’ equity.

[Return to Top]

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

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At June 30, 2007 and December 31, 2006, options to purchase 2,660,435 and 2,648,439 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At June 30, 2007 and December 31, 2006, options to purchase 2,254,581 and 2,782,171 shares, respectively, of common stock were exercisable under the 2004 FIP.

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP will be nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP will vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At June 30, 2007 and December 31, 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $39,000 and $75,000 for the three months ended June 30, 2007 and 2006, respectively.  The Company recognized stock-based compensation expense of $72,000 and $151,000 for the six months ended June 30, 2007 and 2006, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumes that performance goals will be achieved. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the options granted during the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006
Expected volatility	188%	150%
Risk-free rate	4.57%	4.86%
Expected term	6 years	10 years

[Return to Top]

A summary of option activity under the 2001 FIP, the 2004 FIP and the 2006 SOP as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	14,522,975	$0.10
Granted	2,766,541	0.07
Exercised	—	—
Forfeited or expired	(1,124,143)	0.14
Outstanding as of June 30, 2007 (unaudited)	16,165,373	$0.09	5.96	$91,000
Exercisable as of June 30, 2007 (unaudited)	4,915,012	$0.13	6.70	$—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.07 and $0.12, respectively.  No options were exercised during the six months ended June 30, 2007.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $13,000.  Cash received from option exercise under all share-based payment arrangements was $10,000 for the six months ended June 30, 2006.

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2007	9,092,366	$0.08
Granted	2,766,541	0.07
Vested	(608,546)	0.15
Forfeited	—	—
Nonvested as of June 30, 2007 (unaudited)	11,250,361	$0.08

For any option granted with a performance condition, the Company determines if it is probable that the performance condition will be achieved.  Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of June 30, 2007, there was $715,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP, the 2004 FIP, and the 2006 SOP. This cost is expected to be recognized over a period of 5 years.

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

Pursuant to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the Company recognized the fair value of the initial 300,000 warrants which totaled $14,000 as a reduction against the revenue earned from this customer and as paid-in capital during the quarter ended September 30, 2006. The fair value of these 300,000 warrants was estimated on the vesting date using the Black-Scholes option-pricing model. For the remaining 1.2 million warrants, for each reporting period, the Company will estimate the then-current fair value of the warrants estimated to have been earned as of the period end based on a pro-rata percentage of revenue earned by the customer during that reporting period. If and when the stated target is met by the customer, and a measurement date has been established, the Company will compute the fair value of each additional 400,000 share increment using the Black-Scholes option-pricing model and record the necessary adjustment to previous estimates of the award based on this measurement date fair value.

[Return to Top]

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of warrants granted is based on the remaining contractual life of the warrant. The Company did not recognize any stock-based compensation expense for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, related to these warrants.

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the warrant. The following assumptions were used for the compensation-based warrants granted during the six months ended June 30, 2006:  expected volatility of 128%, risk-free interest rate of 5.05% and a weighted-average contractual life of 10 years.  During the six months ended June 30, 2007, the Company did not issue any warrants.

A summary of compensation-based warrant activity as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	3,927,174	$0.18
Granted	—
Exercised	—
Canceled	—
Outstanding as of June 30, 2007 (unaudited)	3,927,174	$0.18	5.14	$38,000
Exercisable as of June 30, 2007 (unaudited)	2,727,174	$0.14	5.62	$38,000

6.	SEGMENT AND GEOGRAPHIC INFORMATION

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

[Return to Top]

Operating segment data for the three and six months ended June 30, 2007 and 2006 were as follows:

	License	Support	Services	Total
Three months ended June 30, 2007
Revenues	$688,000	$281,000	$645,000	$1,614,000
Cost of revenues	—	63,000	368,000	431,000
Gross profit	$688,000	$218,000	$277,000	$1,183,000
Three months ended June 30, 2006
Revenues	$436,000	$327,000	$689,000	$1,452,000
Cost of revenues	79,000	151,000	498,000	728,000
Gross profit	$357,000	$176,000	$191,000	$724,000

	License	Support	Services	Total
Six months ended June 30, 2007
Revenues	$1,439,000	$549,000	$1,231,000	$3,219,000
Cost of revenues	69,000	130,000	690,000	889,000
Gross profit	$1,370,000	$419,000	$541,000	$2,330,000
Six months ended June 30, 2006
Revenues	$797,000	$637,000	$1,351,000	$2,785,000
Cost of revenues	98,000	235,000	1,151,000	1,484,000
Gross profit	$699,000	$402,000	$200,000	$1,301,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, net loss, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total

Three months ended June 30, 2007
Revenues	$1,512,000	$40,000	$62,000	$1,614,000
Gross profit	1,109,000	29,000	45,000	1,183,000
Net loss	(93,000)	(2,000)	(4,000)	(99,000)
Property and equipment, net	320,000	—	—	320,000

Three months ended June 30, 2006
Revenues	$1,245,000	$164,000	$43,000	$1,452,000
Gross profit	620,000	82,000	22,000	724,000
Net loss	(516,000)	(68,000)	(18,000)	(602,000)
Property and equipment, net	415,000	—	—	415,000

Six months ended June 30, 2007
Revenues	$3,019,000	$89,000	$111,000	$3,219,000
Gross profit	2,186,000	64,000	80,000	2,330,000
Net loss	(214,000)	(6,000)	(8,000)	(228,000)
Property and equipment, net	320,000	—	—	320,000

Six months ended June 30, 2006
Revenues	$2,368,000	$328,000	$89,000	$2,785,000
Gross profit	1,106,000	153,000	42,000	1,301,000
Net loss	(1,236,000)	(171,000)	(46,000)	(1,453,000)
Property and equipment, net	415,000	—	—	415,000

[Return to Top]

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

Selected Financial Information Line Item Explanations

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our condensed unaudited financial condition and results of operations. The discussion should be read in conjunction with our condensed unaudited consolidated financial statements and related notes and the other financial information included elsewhere in this report and those in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007. That Annual Report includes our audited consolidated financial statements for our fiscal year ended December 31, 2006.

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

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  Interest expense also includes the amortization of the debt discount resulting from the recording of warrants issued in connection with the private placement in March 2006 (the “March 2006 Private Placement”) and the private placement in April 2006 (the “April 2006 Private Placement” and collectively, the “2006 Private Placements”), the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, in 2006, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

[Return to Top]

Results of operations for the three months and six months ended June 30, 2007 and 2006
Statement of Operations Data

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)				(Unaudited)
REVENUES
Software license revenue	$688,000	$436,000	$252,000	58%	$1,439,000	$797,000	$642,000	81%
Product support and upgrades revenue	281,000	327,000	(46,000)	(14)%	549,000	637,000	(88,000)	(14)%
Services revenue	645,000	689,000	(44,000)	(6)%	1,231,000	1,351,000	(120,000)	(9)%
Total revenues	1,614,000	1,452,000	162,000	11%	3,219,000	2,785,000	434,000	16%
OPERATING EXPENSES
Sales and marketing	232,000	669,000	(437,000)	(65)%	456,000	1,181,000	(725,000)	(61)%
Cost of software licenses	—	79,000	(79,000)	(100)%	69,000	98,000	(29,000)	(30)%
Cost of product support and upgrades	63,000	151,000	(88,000)	(58)%	130,000	235,000	(105,000)	(45)%
Cost of services	368,000	498,000	(130,000)	(26)%	690,000	1,151,000	(461,000)	(40)%
Research and development	385,000	424,000	(39,000)	(9)%	745,000	809,000	(64,000)	(8)%
General and administrative	448,000	567,000	(119,000)	(21)%	930,000	1,074,000	(144,000)	(13)%
Total operating expenses	1,496,000	2,388,000	(892,000)	(37)%	3,020,000	4,548,000	(1,528,000)	(34)%

INCOME (LOSS) FROM OPERATIONS	118,000	(936,000)	1,054,000	113%	199,000	(1,763,000)	1,962,000	111%
INTEREST AND OTHER (EXPENSES) INCOME, NET	(217,000)	336,000	(553,000)	(165)%	(424,000)	313,000	737,000	(236)%
LOSS BEFORE INCOME TAX PROVISION	(99,000)	(600,000)	501,000	(84)%	(225,000)	(1,450,000)	1,225,000	(85)%
INCOME TAX PROVISION	—	2,000	(2,000)	(100)%	3,000	3,000	—	—
NET LOSS	$(99,000)	$(602,000)	$503,000	(84)%	$(228,000)	$(1,453,000)	$1,225,000	(84)%

Supplemental data:
Depreciation and amortization	$26,000	$31,000	$(5,000)	(16)%	$55,000	$67,000	$(12,000)	(18)%

Overview

During the six months ended June 30, 2007, we completed a successful implementation of our Connect CCB product at a domestic cable multiple service operator (“MSO”) in support of their rollout of commercial voice services. We also installed its recently released Voice Profitability Revenue Assurance SolutionPAKTM at our largest customer.  The Revenue Assurance SolutionPAK combines an executive-level KPI dashboard with our IP Transaction "microscope" that allows both senior executives and detail analysts to perform sophisticated revenue assurance functions.  The Revenue Assurance SolutionPAK will be used by our customer's corporate and division business units.  We anticipate that some of our other customers will also install this solution.  Subscriber counts for the customers under the subscription-based revenue model increased 69% over the same period in 2006, and our platform installations now process over 2 billion outbound minutes of usage (“MOU”), a standard industry measure, per month. Additionally, we expanded our revenues within existing accounts while continuing to focus on managing operating costs to keep them in line with expected revenues. In February 2007, we paid down $100,000 in outstanding borrowings.

Total revenues for the three months ended June 30, 2007 were $1.6 million, an increase of $162,000, or 11%, from $1.5 million for the same period in 2006. The increase resulted from an increase in subscriber count for our customers under the subscription-based revenue model and customization revenue as well as the monthly application management fees from new contract executed in second half of 2006. Total revenues for the three months ended June 30, 2007 were consistent with the previous quarter ended March 31, 2007.  During the second quarter, the increase in revenue from subscription-based contracts in place and customization projects offset the nonrecurring revenue recognized during the first quarter of 2007, including the upfront license and implementation revenue from a new contract executed in December 2006.  During the three months ended June 30, 2007, we had two customers that individually accounted for more than 10% of total revenues.  These two customers represented 63% and 13% of total revenues, respectively, during that period.

Total revenues for the six months ended June 30, 2007 were $3.2 million, an increase of $434,000, or 16%, from $2.8 million for the same period in 2006. The increase resulted from the continued growth in subscriber count for our customers under the subscription-based revenue model plus the increase in customization revenue.  Additionally, there was an increase in recurring revenue from our new contracts executed in second half of 2006 and the upfront license and implementation revenue recognized in the first quarter of 2007 from a new contract executed in December 2006.  During the six months ended June 30, 2007, we had two customers that individually accounted for more than 10% of total revenues.  These two customers represented 60% and 13% of total revenues, respectively, during that period.

During the six months ended June 30, 2007, we continued to focus on managing our costs in an effort to keep them in line with expected revenues. For the three months ended June 30, 2007, operating expenses decreased by $892,000, or 37%, as compared to the same period in 2006.  During the second half of 2006, we implemented a cross-product training program for our technical staff to enhance our flexibility to meet shifting customer and market demands around our products and services. This cross-training has allowed us to manage the current demands of our customers despite the overall decrease in headcount from the same period last year. We expect to continue to cross-train as we add headcount in the future and we expect this cost trend to continue in future quarters based on projects demands in those quarters.  Additionally, in May 2007, with our move to a new office site, we realized monthly savings in the fixed facilities costs, offset with nonrecurring moving costs during the second quarter of 2007.

[Return to Top]

In January 2006, we began expensing non-cash stock compensation costs, as required by SFAS 123R, which totaled $39,000 and $75,000 for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, we recognized compensation costs of $72,000 and $151,000, respectively pursuant to SFAS 123R.  Additionally, during the quarter ended June 30, 2006, we issued warrants to the members of the board of directors, resulting in additional non-cash compensation expense of $97,000.

As a part of accounting for the 2006 Private Placements, we incurred non-cash expenses in the amount of $165,000 and $321,000, respectively, for the three months and six months ended June 30, 2007, which we charged to interest expense.  We incurred interest expense of $19,000 and $38,000, respectively, during the three-month and six-month periods ended June 30, 2007 for the related $1.5 million senior secured convertible note. During the second quarter of 2006, we incurred non-cash interest expense of $137,000 and a gain of $512,000, resulting from the decrease in the fair value of warrants accounted for as liabilities.  We also incurred interest expense of $19,000 in the same period for the related $1.5 million senior secured convertible note.

Total Revenues

Total revenues for the three months ended June 30, 2007 were $1.6 million, an increase of $162,000, or 11%, from $1.5 million for the same period in 2006. The increase resulted from an increase in subscriber count for our customers under the subscription-based revenue model, customization revenue as well as the monthly application management fees from the new contracts executed in second half of 2006.  Total revenues for the six months ended June 30, 2007 were $3.2 million, an increase of $434,000, or 16%, from $2.8 million for the same period in 2006.  The increase for the six-month period resulted from the continued growth in subscriber count for our customers under the subscription-based revenue model plus the increase in customization revenue.  Additionally, there was an increase in recurring revenue from our new contracts executed in second half of 2006 and the upfront license and implementation revenue recognized in the first quarter of 2007 from a new contract executed in December 2006.

For the three months ended June 30, 2007, total revenues of $1.6 million were comprised of $1.3 million of recurring revenue, or 81% of total revenues, and $304,000 of nonrecurring revenue. Recurring revenue increased $343,000, or 35%, as compared to $967,000 for the same period in 2006.  The increase in recurring revenue was due to a steady growth in subscriber count for the customers under the subscription-based revenue model. Total nonrecurring revenue for the three months ended June 30, 2007 and 2006 was $304,000 and $484,000, respectively.  This decrease was due primarily to a decline in implementation revenue of $212,000, third party software/hardware revenue of $83,000 as well as an increase in sales discounts realized from shorter payment terms. This decrease in nonrecurring revenue was offset by an increase of up-front license fees of $37,000 and customization services totaling $97,000 from our existing customers.

For the six months ended June 30, 2007, total revenues of $3.2 million were comprised of $2.5 million of recurring revenue, or 79% of total revenues, and $687,000 of nonrecurring revenue. Recurring revenue increased $643,000, or 34%, as compared to $1.9 million for the same period in 2006.  The increase in recurring revenue was due to a steady growth in subscriber count for the customers under the subscription-based revenue model as well as the application management and hosting services revenue from the new contracts executed during the second half of 2006. This growth was partially offset by a decline in the maintenance arrangement of an existing customer.  Total nonrecurring revenue for the six months ended June 30, 2007 and 2006 was $687,000 and $895,000, respectively.  This decrease was due primarily to a decline in implementation revenue of $467,000, third party software/hardware revenue of $28,000 as well as an increase in sales discounts realized from shorter payment terms. This decrease in nonrecurring revenue was partially offset by an increase of up-front license fees of $130,000 and customization services totaling $194,000 from our existing customers.

We generate revenue from the sale of software licenses and related maintenance arrangements, application management and hosting services, and subscription-based Software as a Service delivery of solutions via the Internet.  Our revenue from professional services rendered for customization, installation, implementation, and training are nonrecurring, while revenue for application management and hosting our software on the customer's hardware is recurring in nature.  We continue to shift towards multi-year, subscription-based recurring software and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  During the six months ended June 30, 2007, we continued to increase revenues generated from application management and hosting services.  This overall shift has marked a significant change in our revenue model.  We believe this revenue model will provide greater long-term financial benefit to us as we expect increases in our customers' subscriber volumes for new IP services, especially in VoIP phone services and WiFi services.  Under the subscription-based revenue model, recurring software and maintenance revenues will increase over time if our customers' subscriber base increases.

We define recurring revenue as revenue derived from subscription-based license and maintenance agreements, maintenance agreement renewals and application management and hosting of the customer equipment.  All other revenue we define as nonrecurring.

[Return to Top]

Software License Revenue

For the three months ended June 30, 2007, software license revenue was $688,000, an increase of $252,000 from $436,000 for the same period in the prior year. Total software license revenue of $688,000 for the three months ended June 30, 2007 was comprised of $651,000 of recurring revenue and $37,000 of nonrecurring revenue.  Recurring subscription-based license revenue increased $299,000, or 85%, to $651,000, as compared to $352,000 for the same period in the prior year.  The increase was due to the steady growth in subscriber base of our existing customers as well as the addition of three customers from 2006 who successfully completed implementation during the second and third quarters of 2006 and the first quarter of 2007.  Total nonrecurring license revenue which includes upfront license fees and sales of third party hardware and software decreased by $47,000 for the three months ended June 30, 2007, when compared to the same period in the prior year.  The decrease was due to timing of third party software sales related to a new customer added in the first half of 2006, compared against an upfront uplift license fee recognized in the second quarter of 2007 for an existing customer.

For the six months ended June 30, 2007, software license revenue was $1.4 million, an increase of $642,000 from $797,000 for the same period in the prior year. Total software license revenue of $1.4 million for the six months ended June 30, 2007 was comprised of $1.2 million of recurring revenue and $210,000 of nonrecurring revenue.  Recurring subscription-based license revenue increased $540,000, or 78%, to $1.2 million, as compared to $689,000 for the same period in the prior year.  The increase was due to the steady growth in subscriber base of our existing customers as well as the addition of three customers from 2006 who successfully completed implementation by the first quarter of 2007.  Total nonrecurring license revenue which includes upfront license fees and sales of third party hardware and software increased by $102,000 for the six months ended June 30, 2007, when compared to the same period in the prior year.  The increase was due to timing of third party software sales during the first half of 2006, compared against upfront license fees and third party software/hardware sales related to both a new contract executed in December 2006 and in-place contracts.

During the three months and six months ended June 30, 2007, 95% and 85%, respectively, of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber base and/or transaction volume grows, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support and upgrades revenue of $281,000 or 17% of total revenues, decreased $46,000, or 14%, for the three months ended June 30, 2007, as compared to $327,000, or 23% of total revenues, for the same period in 2006. For the six months ended June 30, 2007, product support and upgrades revenue totaled $549,000, a decrease of $88,000, or 14%, from $637,000 for the six months ended June 30, 2006.  All product support and upgrades revenue is recurring revenue.  The net decrease for the three-month and six-month periods ended June 30, 2007 was primarily the result of a decrease of $115,000 and $229,000, respectively, in revenue from an existing customer who reduced its quarterly maintenance contract beginning in the fourth quarter of 2006, which was offset by an increase in revenue from our other customers of $67,000 and $141,000, respectively. Because of the increase in revenue associated with our subscription-based revenue model, we expect product support and upgrades revenue generally associated with our upfront license customers to continue to be a small percentage of total revenue.

Services Revenue

Services revenue was $645,000, or 40% of total revenues, for the three months ended June 30, 2007, as compared to $689,000, or 47% of total revenues, for the same period last year. The net decrease in the second quarter was due to a drop in revenue of $212,000 from implementation projects and an increase in sales discounts for prompt payment. This was offset by an increase in recurring revenue of $90,000 as well as an increase in revenue from customization projects of $97,000.

For the three months ended June 30, 2007, total services revenue of $645,000 was comprised of $378,000 of recurring revenue and $267,000 of nonrecurring revenue.  Recurring services revenue increased $90,000, or 31%, as compared to $288,000 for the same period last year and was due to an increase in application management and hosting our software on customer hardware. Nonrecurring revenue decreased $134,000, or 33%, and was due to timing of implementation and customization projects. We continue to expand existing accounts as evidenced by an increase in ongoing customization services for our other customers of $97,000 when compared to the same period in 2006.

[Return to Top]

For the six months ended June 30, 2007, services revenue was $1.2 million, or 38% of total revenues, as compared to $1.4 million, or 49% of total revenues, for the same period last year. The net decrease for first half of this year was due to a drop in revenue of $467,000 from implementation projects and an increase in sales discounts for prompt payment. This was offset by an increase in recurring revenue of $191,000 as well as an increase in revenue from customization projects of $194,000.

For the six months ended June 30, 2007, total services revenue of $1.2 million was comprised of $755,000 of recurring revenue and $477,000 of nonrecurring revenue.  Recurring services revenue increased $191,000, or 34%, as compared to $564,000 for the same period last year.  The increase in recurring services revenue was due to the new revenue from application management and hosting our software on customer hardware for contracts executed during the second half of 2006. Nonrecurring revenue decreased $310,000, or 39%, and was due to timing of implementation and customization projects. We also continue to roll out new customization projects with existing accounts, offsetting the decline in implementation revenue by $293,000.

Concentration Risk

During the three months ended June 30, 2007, the Company had two customers that individually accounted for more than 10% of our total revenues in the amount of $1.0 million and $214,000, respectively.  In the same period last year, we also had two customers that individually accounted for more than 10% of our total revenues in the amount of $672,000 and $283,000, respectively.

For the six months ended June 30, 2007, we had two customers who individually accounted for more than 10% of our total revenues in the amount of $1.9 million and $416,000, respectively. For the same period in 2006, we had three customers who individually accounted for more than 10% of our total revenues in the amount of $1.3 million, $420,000, and $319,000, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2007 was $232,000, a decrease of $437,000 from $669,000 for the same period in 2006.  For the six months ended June 30, 2007, sales and marketing expense was $456,000, a decrease of $725,000, or 61% when compared to the same period in 2006.  During the first quarter of 2007, we shifted our sales focus to a greater emphasis on inside sales which resulted in a reduction in headcount of approximately 57%.  Consequently, labor and related costs decreased by $399,000 and $665,000, respectively, for the three months and six months ended June 30, 2007.  Additionally, marketing related costs during the second quarter and first six months of 2007 declined $32,000 and $60,000, respectively, over the same period in 2006 due to a reduction in recurring marketing program costs. For the second half of 2007, we plan to continue placing a greater emphasis on inside sales, as well as managing marketing costs.

Cost of Revenues

We did not incur any cost of software licenses for the three months ended June 30, 2007, as compared to $79,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, the cost of software license totaled $69,000 and $98,000, respectively.  The overall decrease for both periods primarily relates to the cost of nonrecurring third party software and hardware resold to our customers as part of the initial implementation or additional third party software and hardware related to upsell revenues for existing customers.

The cost of product support and upgrades decreased $88,000 to $63,000 for the three months ended June 30, 2007, as compared to $151,000 for the same period in 2006.  During the six months ended June 30, 2007, the cost of product support and upgrades was $130,000, a decline of $105,000, or 45%, from $235,000 for the same period in 2006.  The decrease was a direct result of the cross-product training program for our technical staff that began in 2006. The cross-training allows more flexibility to meet shifting customer and market demands around our products and services. During the three months and six months ended June 30, 2007, we were able to better utilize the overall headcount while maintaining the required attention to our customers’ product support needs.

The cost of services decreased $130,000 to $368,000 for the three months ended June 30, 2007, as compared to $498,000 for the three months ended June 30, 2006.   For the six months ended June 30, 2007, the cost of services totaled $690,000, a $461,000 decrease from $1.2 million for the six months ended June 30, 2006.  The reduction of headcount associated with our cost-reduction measures in 2006 contributed to the overall decrease in cost of services for the three months and six months ended June 30, 2007 compared to the same period in 2006. Additionally, we significantly reduced the use of outside contractors for implementation and customization projects, choosing instead to leverage internal cross-training among our engineers to provide more flexibility in staffing needs.

[Return to Top]

Research and Development

Research and development expenses decreased $39,000 to $385,000 for the three months ended June 30, 2007, as compared to $424,000 for the three months ended June 30, 2006. We had a 8% decrease from $809,000 to $745,000 in research and development expenses for the six months ended June 30, 2006 and 2007, respectively.  The savings primarily resulted from a drop in outside contract labor costs of approximately $31,000 and $97,000, respectively, for the three months and six months ended June 30, 2007.  Additionally, the amount of time provided by the development staff to assist with service or product support projects fell when compared to the same period in 2006.

General and Administrative

General and administrative expense for the three months ended June 30, 2007 was $448,000, a decrease of $119,000 from $567,000 for the same period in 2006. For the six months ended June 30, 2007 and 2006, general and administrative expense decreased $144,000 from $1.1 million to $930,000.  The net decrease for the three months and six months ended June 30, 2007 was primarily due to lower professional services costs of $72,000 and $125,000, respectively, as we continued our efforts to manage administrative costs throughout the first half of 2007. Additionally, during the second quarter of 2006, we issued warrants to the members of the board of directors and recognized a one-time compensation expense of $97,000.  The decrease in these expenses was offset with an increase in labor and related costs of $41,000 and $85,000, respectively, for the three months and six months ended June 30, 2007.

Interest and Other Expenses, Net

Interest and other expenses, net was $217,000, an increase of $553,000 for the three months ended June 30, 2007 as compared to net interest income of $336,000 for the three months ended June 30, 2006. The change was largely due to the mark-to-market gain of $512,000 related to the warrants issued in the 2006 Private Placements that was recognized during the second quarter of 2006.  In 2007, under FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"), which was adopted on January 1, 2007, the warrant liability was recharacterized.   Additionally, during the three months ended June 30, 2007, we recognized higher interest expense of $38,000 related to the non-cash charge for the quarter’s amortization of the capitalized debt issuance costs and accretion of the debt discount as well as interest accrued on the new promissory notes executed in December 2006 and April 2007, when compared to the second quarter of 2006.  Lastly, during the three months ended June 30, 2006, the average monthly cash balance was higher due to the aggregate proceeds of $1.7 million from the 2006 Private Placements when compared to the same period in 2007, resulting in decrease of $8,000 in interest income during the three months ended June 30, 2007.

Interest and other expenses, net was $424,000, an increase of $737,000 for the six months ended June 30, 2007 as compared to net interest income of $313,000 for the same period in 2006. The change was largely due to the mark-to-market gain of $512,000 related to the warrants issued in the 2006 Private Placements that was recognized during the second quarter of 2006.  In 2007, under EITF 00-19-2, the warrant liability was recharacterized.   Additionally, during the six months ended June 30, 2007, we recognized higher interest expense of $202,000 related to the non-cash charge for the amortization of the capitalized debt issuance costs and accretion of the debt discount as well as the interest accruing from the senior convertible debt, all related to the 2006 Private Placements.  For the first half of 2006, these interest charges were incurred beginning in the second quarter as the closing dates of the 2006 Private Placements were in March 2006 and April 2006.  The remaining increase in net interest expense was due to the interest accrued on the new promissory notes executed in December 2006 and April 2007 and the decline of $12,000 in overall interest and other income for the six months ended June 30, 2007.

Income Tax Provision

The income tax provision for the three months and six months ended June 30, 2007 and 2006 consisted of the minimum state taxes due to our net losses anticipated for related years.

Depreciation and Amortization

Depreciation and amortization expense for the three months and six months ended June 30, 2007 was $26,000 and $55,000, respectively.  For the three months and six months ended June 30, 2006, depreciation and amortization expense totaled $31,000 and $67,000, respectively.  The decrease of $5,000 and $12,000, respectively, for three months and six months ended June 30, 2007 when compared to the same period in 2006 resulted from certain fixed assets acquired in previous years becoming fully depreciated during the first half of 2007.  This decrease was offset by the monthly depreciation of the new fixed assets purchased during the three months ended June 30, 2007.

[Return to Top]

Liquidity and Capital Resources
Balance Sheet Data
			Change
	June 30, 2007	December 31, 2006	$	%
	(unaudited)
Cash and cash equivalents	$317,000	$382,000	(65,000)	(17)%
Restricted cash	—	103,000	(103,000)	(100)%
Accounts receivable	294,000	268,000	26,000	10%
Cash, cash equivalents and accounts receivable	611,000	753,000	(142,000)	(19)%
Current Assets	887,000	995,000	(108,000)	(11)%
Accounts payable and accrued expenses	1,073,000	1,397,000	(324,000)	(23)%
Current portion notes payable	808,000	741,000	67,000	9%
Deferred revenue	198,000	220,000	(22,000)	(10)%
Senior convertible debt, net of discount	1,008,000	—	1,008,000	100%
Warrant liability	—	1,015,000	(1,015,000)	(100)%
Current liabilities	3,087,000	3,373,000	(286,000)	(8)%
Working capital deficit	(2,200,000)	(2,378,000)	178,000	(7)%
Long term liabilities	879,000	1,247,000	(368,000)	(30)%

Overview

As of June 30, 2007, our working capital deficit balance decreased by $178,000 to $2.2 million, as compared to a working capital deficit of $2.4 million as of December 31, 2006. The overall decrease was primarily due to the reduction in current liabilities as a result of our efforts to manage operating expenses as well as payments of $319,000 made against accrued wages.  The decrease in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. We expect continued growth in our customers’ subscriber counts and continue to maintain our operating costs in light of expected revenues.  We are also focused on converting new sales opportunities to augment cash receipts from existing contracts.  Furthermore, our move to new facilities in May 2007 has contributed to monthly cash flow savings.

As of August 6, 2007, the total principal and accrued interest balance of $337,000 related to our note payable to Spieker Properties, L.P. (the “Spieker Obligation”) remained outstanding. The security deposit of $80,000 that we previously provided to Spieker Properties, L.P. under our lease agreement remains outstanding. We anticipate that this security deposit will be used to partially offset the Spieker Obligation. The office building is currently in the process of being sold to a new owner and we expect to engage in discussions regarding a restructuring of the terms with the new owner during the third quarter of 2007. Under the terms of the notes issued to Special Situations Fund III, Q.P. and four related funds (“SSF”) in the March 2006 private placement, our failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the notes payable to SSF immediately due and payable. Currently, we do not anticipate that SSF will make such an election pending outcome of discussions with the new owner of the building. Additionally, we amended the promissory note due to Special Situations Private Equity Fund, L.P. to extend the maturity date from June 27, 2007 to October 2, 2007.  We cannot, however, be certain that cash generated from future operations will be adequate to support our working capital requirements, or that our cost-reduction activities or any debt restructuring will be adequate or possible.

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

[Return to Top]

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $142,000 at June 30, 2007 from $753,000 at December 31, 2006, primarily due to the paydown of the $100,000 note payable to First Regional Bank and the net use of cash for operating needs.  On June 30, 2007, the accounts receivable balance was $294,000, an increase of $26,000, or 9%, from the balance of $268,000 on December 31, 2006. The increase was primarily the result of higher customization revenue during the six months ended June 30, 2007.

Liabilities

Accounts payable and accrued expenses decreased by $324,000 to $1.1 million at June 30, 2007 from $1.4 million at December 31, 2006 largely due to disbursements of $319,000 against accrued wages made during the first half of 2007 as well as the timing of payments of outstanding invoices and other accruals.

In June 2007, we amended the promissory note due to Special Situations Private Equity Fund, L.P. to extend the maturity date from June 27, 2007 to October 2, 2007.  The outstanding principal balance of $250,000 at June 30, 2007 remained classified as a current liability.

In April 2007, we executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively.  The original issuance date of these promissory notes is December 22, 2006.  Interest on the unpaid principal balance accrues at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. The principal and accrued interest balances are due in full on March 31, 2008.  The aggregate principal of $119,000 had been accrued for as a current liability prior to the formal execution of the notes.  As of June 30, 2007, the total outstanding balance of the five notes totaled $119,000.

In February 2007, we paid down the $100,000 note payable to First Regional Bank in full. Under the amended agreement, we opened a savings account as collateral against the outstanding loan balance. With the full paydown of the note, the restricted cash balance of $103,000 was released.

Also, in February 2007, as we have done in prior years, we entered into a premium finance agreement with AICCO, Inc. to finance a portion of our annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. We will make eight monthly principal and interest payments of $6,500 beginning March 2007 through October 2007.  At June 30, 2007, the outstanding balance on this note was $25,000.

In January 2007, we restructured the Corsair Communications, Inc. note payable, amending the payment terms and extending the maturity date to December 2011 from January 2011. Pursuant to the amended terms of the note, interest continued to accrue at the same rate, and we were required to make monthly interest-only payments of approximately $7,000 from January 2007 through June 2007.  Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011 with a final payment of $20,000 due in December 2011.  This obligation remains subordinated to the Notes issued in the March 2006 Private Placement.  As of June 30, 2007, the outstanding current liability balance was $189,000 and the outstanding noncurrent liability balance was $793,000.

In March 2006, we reclassified the outstanding principal and accrued interest balance of the Spieker Obligation from noncurrent to current liabilities. The Spieker Obligation was the result of an amendment to our lease agreement that expired in April 2007. The total outstanding principal and accrued interest balance was due on April 30, 2007. As of August 6, 2007, the total balance of $337,000 which included principal of $200,000 and accrued interest of $137,000 remained outstanding. The office building is currently in the process of being sold to a new owner and we expect to engage in discussions regarding a restructuring of the terms with the new owner during the third quarter of 2007.

Deferred revenue on June 30, 2007 decreased $22,000, or 10%, to $198,000, as compared to $220,000 on December 31, 2006. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services. In 2006, the subscriber rate for an existing contract was downwardly adjusted pursuant to the sales contract and resulted in a prepayment balance of $46,000 at December 31, 2006. This deferred revenue is being ratably applied against the monthly billings in 2007 and had a balance of $12,000 at June 30, 2007. The remaining decrease is due to timing of monthly recognition of revenue as the related service is provided and future invoice billings.

The senior convertible debt, net of discount, was reclassified from noncurrent to current liabilities at the end of the first quarter of 2007 based on the March 31, 2008 maturity date.

On January 1, 2007, we adopted EITF 00-19-2. Pursuant to EITF 00-19-2, we reversed the warrant liability related to our 2006 Private Placements. The warrant liability of $1.0 million on December 31, 2006 reflected the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Cash Flows

For the six months ended June 30, 2007, net cash used by operating activities of $1,000 resulted from a net loss of $228,000 that included non-cash expenses for stock-based compensation of $72,000 and non-cash expenses of $321,000 related to the 2006 Private Placements as well as a net decrease in operating liabilities over operating assets of $227,000.  Net cash used by operating activities of $1.3 million for the six months ended June 30, 2006 resulted primarily from a net loss coupled with a decrease in accounts receivable and other current assets and an increase in current liabilities.

For the six months ended June 30, 2007, net cash used in investing activities totaled $20,000, compared to $5,000 for the same period in 2006.  Net cash used for the six months ended June 30, 2007 and 2006 was primarily due to the acquisition of capital equipment.

Net cash used by financing activities totaled $44,000 for the six months ended June 30, 2007, compared to net cash provided by financing activities of $1.4 million for the six months ended June 30, 2006. This change was primarily due to the 2006 Private Placements, which provided gross proceeds of $1.7 million and net proceeds of $1.4 million during the six months ended June 30, 2006.  Also, net repayments on notes payable and capital lease obligations totaled $46,000 during the six months ended June 30, 2007, as compared to $40,000 during the same period in 2006.

[Return to Top]

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

Pursuant to a registration rights agreement entered into with the two investors in this private placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants. Because the registration statement was not declared effective by July 16, 2006, we are required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the non-director investor for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006. In addition, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

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

Pursuant to a registration rights agreement entered into between us and SSF as part of the March 2006 Private Placement, we agreed to file, and did file on May 1, 2006, a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. Because the Company registration statement was not declared effective by July 16, 2006, we are required to pay liquidated damages at the rate of 1.5 percent of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006.  In addition, we will be required to maintain and update it as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages.

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

June 2004 Private Placement

On June 15, 2004, we completed a private placement of our common stock and warrants. Pursuant to the June 2004 Private Placement, we issued an aggregate of 14,284,782 shares of common stock and warrants to purchase a total of 7,142,393 shares. The effective price was $0.23 for each unit. We received gross proceeds of $3.3 million in cash from the June 2004 Private Placement. As a result of certain anti-dilution provisions triggered by the March 2006 Private Placement, certain purchasers in the June 2004 Private Placement are entitled to 1,713,859 additional warrants to purchase shares of our common stock and the exercise price of the warrants has been adjusted from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement will also expire in June 2009.

Additionally, as part of the June 2004 Private Placement, the Company and SSF and certain other purchasers entered into a registration rights agreement, whereby, among other things, we agreed to file a registration statement covering the resale fo the shares of common stock and the shares of common stock issuable upon the conversion of the warrants in connection with the June 2004 Private Placement. These shares of common stock are part of the subject matter of a registration statement on Form SB-2 filed pursuant to the Securities Act, with the SEC on July 30, 2004, as amended. Pursuant to this registration rights agreement, we have an obligation to maintain and update any such registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay liquidated damages.

[Return to Top]

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

We recorded net losses of $99,000, $228,000 and $3.2 million for the three months ended June 30, 2007, the six months ended June 30, 2007 and the fiscal year ended December 31, 2006, respectively.  In order to become profitable, we will need to generate additional revenues from the sales of our products and services or continue to reduce operating costs further to achieve and maintain profitability, or both. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to nonrecurring professional services which generally has lower profit margin percentages, will be less profitable. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period.

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

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Total revenues from customers that individually account for more than 10% of total revenues during the three months ended June 30, 2007 represented approximately 76% of total revenues, with the largest customer accounting for 63% of total revenues in the second quarter of 2007. For the six months ended June 30, 2007, total revenues from customers that individually account for more than 10% of total revenues represented approximately 73% of total revenues, with the largest customer accounting for 60% of total revenues for the first half of 2007.

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

[Return to Top]

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

As of August 6, 2007, there is $1.5 million of principal and $8,000 of accrued interest outstanding under the Notes issued to SSF in a private placement in March 2006 (the “March 2006 Private Placement”). Interest payments are payable semi-annually on the last day of June and December of each year, and began June 30, 2006. The principal and any accrued but unpaid interest on the Notes are due March 31, 2008.  In the event we fail to pay any amount due under the related transaction documents between the Company and SSF within five days of when due, or if we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, then SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  Because the registration statement relating to the March 2006 Private Placement was not declared effective by July 16, 2006, we owe liquidated damages under the registration rights agreement with SSF at the rate of $22,500 for each 30-day period or pro rata for any portion thereof until the registration statement was declared effective on December 22, 2006.  As of August 6, 2007, we had executed five adjustable promissory notes to SSF in the aggregate principal amount of $119,000 to cover total liquidated damages incurred pursuant to the Registration Rights Agreement. Additionally, as of August 6, 2007, $337,000 relating to the Spieker Obligation remained outstanding. Our failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  In the event SSF elects to accelerate payments under the Notes, we may not have sufficient cash to make such payments.  The Notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under the Notes when due could materially adversely affect the Company's operations and financial condition.

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

[Return to Top]

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

[Return to Top]

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

[Return to Top]

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

[Return to Top]

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months and six months ended June 30, 2007 decreased as compared to the same period last year. International customers represented approximately 6% and 14% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 6% and 15% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.  We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

[Return to Top]

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

A related group of institutional investors beneficially owns approximately 58.1% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of August 6, 2007, SSF beneficially owns approximately 58.1% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

[Return to Top]

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

In preparation and filing of this 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and “acting” principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our principal executive officer and “acting” principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

[Return to Top]

PART II - OTHER INFORMATION

Item 5.  Other Information

In April 2007, we entered into a new lease agreement with CIP Centerpointe 123 LLC.  The new lease agreement is for approximately 10,000 square feet of office space in Irvine, California.  The lease term began on May 1, 2007 and expires in April 2012.  The Company’s existing lease agreement for approximately 13,500 square feet of office space in Irvine, California expired on April 30, 2007.

Item 6.  Exhibits

Exhibit Number		Description of Document
10.1	*	Form of Lease between CIP Centerpointe 123 LLC and Primal Solutions, Inc. dated April 16, 2007
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

August 14, 2007	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President, and “Acting” Chief Financial Officer