Form 10QSB
period 2007-09-30
PRIMAL SOLUTIONS INC
filed 2007-11-14
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2007

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

Number of shares outstanding as of the close of business on November 6, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value.	38,373,634

Transitional Small Business Disclosure Format (Check one):                                                                                                Yes  ☐              No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (unaudited) and for the nine months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis	18

Item 3.	Controls and Procedures	35

	PART II - OTHER INFORMATION
Item 5(a).	Other Information	36

Item 6.	Exhibits	36

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$466,000	$382,000
Restricted cash	—	103,000
Accounts receivable	251,000	268,000
Prepaid expenses and other current assets	206,000	242,000
Total current assets	923,000	995,000

Property and equipment, net of accumulated depreciation of $1,488,000 and $1,551,000, respectively	296,000	360,000
Goodwill	593,000	593,000
Other assets	72,000	59,000
	$1,884,000	$2,007,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$100,000	$301,000
Accrued liabilities	373,000	463,000
Accrued salaries and benefits	486,000	633,000
Deferred revenue	211,000	220,000
Short-term borrowings and current portion of long-term debt	840,000	741,000
Senior convertible debt, net of discount of $340,000 and $0, respectively	1,160,000	—
Warrant liability	—	1,015,000
Total current liabilities	3,170,000	3,373,000

Long-term debt, net of current portion	761,000	852,000
Senior convertible debt, net of discount of $0 and $1,105,000, respectively	—	395,000
Other long-term liabilities	60,000	—
	3,991,000	4,620,000
Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 shares issued and outstanding in each period	384,000	384,000
Additional paid-in capital	13,986,000	13,880,000
Warrants	2,172,000	1,558,000
Accumulated deficit	(18,649,000)	(18,435,000)
Net stockholders’ deficit	(2,107,000)	(2,613,000)
	$1,884,000	$2,007,000

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Revenues
Software licenses revenue	$769,000	$517,000	$2,208,000	$1,314,000
Product support and upgrades revenue	273,000	350,000	822,000	987,000
Software revenues	1,042,000	867,000	3,030,000	2,301,000

Services revenue	499,000	639,000	1,730,000	1,990,000
Total revenues	1,541,000	1,506,000	4,760,000	4,291,000

Operating Expenses
Sales and marketing	175,000	419,000	631,000	1,600,000
Cost of software licenses	48,000	20,000	117,000	118,000
Cost of product support and upgrades	63,000	158,000	193,000	393,000
Cost of services	329,000	446,000	1,018,000	1,596,000
Research and development	363,000	332,000	1,108,000	1,141,000
General and administrative	385,000	502,000	1,316,000	1,577,000
Total operating expenses	1,363,000	1,877,000	4,383,000	6,425,000

Income (loss) from operations	178,000	(371,000)	377,000	(2,134,000)
Interest and other expenses, net	(224,000)	(1,101,000)	(648,000)	(788,000)
Loss before income tax provision	(46,000)	(1,472,000)	(271,000)	(2,922,000)
Income tax provision	—	(1,000)	3,000	2,000
Net loss	$(46,000)	$(1,471,000)	$(274,000)	$(2,924,000)

Basic and diluted net loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Weighted-average basic and diluted common shares outstanding	38,373,634	38,304,711	38,373,634	37,518,658

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(274,000)	$(2,924,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80,000	97,000
Amortization of conversion feature into interest expense	194,000	102,000
Amortization of debt issuance cost	72,000	43,000
Warrant expense	231,000	145,000
Loss on change in fair value of warrant liability	—	393,000
Non-cash stock-based compensation costs	107,000	315,000
Issuance of warrants as sales incentive	—	14,000
Loss (gain) on disposal of assets	7,000	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	16,000	192,000
Prepaid expenses and other current assets	14,000	(3,000)
Accounts payable and other accrued liabilities	(320,000)	(85,000)
Non-current accrued interest	—	7,000
Deferred revenue	(9,000)	33,000
Other noncurrent assets and liabilities	47,000	28,000
Net cash provided by (used in) operating activities	165,000	(1,646,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(26,000)	(8,000)
Proceeds from sales of property and equipment	4,000	3,000
Net cash used in investing activities	(22,000)	(5,000)

Cash Flow from Financing Activities
Change in restricted cash	103,000	(1,000)
Payments on capital lease obligations	(18,000)	(16,000)
Retirement of promissory note	(100,000)	—
Payments on notes payable	(44,000)	(47,000)
Cost of private placements	—	(234,000)
Proceeds from private placements	—	1,675,000
Proceeds from issuance of common stock, net	—	12,000
Net cash (used in) provided by financing activities	(59,000)	1,389,000

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	84,000	(262,000)
CASH AND CASH EQUIVALENTS, beginning of period	382,000	711,000
CASH AND CASH EQUIVALENTS, end of period	$466,000	$449,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$121,000	$88,000
Taxes	$3,000	$3,000

Non-cash Financing Activities
Financing of business insurance premiums	$50,000	$47,000
Financing of liquidated damages payable to 2006 Private Placement investors	$119,000	$—
Modification of June 2004 Private Placement Warrants	$—	$189,000
Issuance of 2006 Private Placement Warrants	$—	$1,019,000

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. For the three months ended September 30, 2007 and 2006, the Company recognized compensation costs of $35,000 and $68,000, respectively, as a result of the adoption of SFAS 123R.  For the nine months ended September 30, 2007 and 2006, the Company recognized compensation costs of $107,000 and $219,000, respectively, pursuant to SFAS 123R.

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at September 30, 2007 and December 31, 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three months and nine months ended September 30, 2007, the Company had no interest or penalties.

[Return to Top]

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at September 30, 2007 and 2006 are primarily due from the major customers indicated below.

During the three months and nine months ended September 30, 2007, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues for both periods.  During the three months and nine months ended September 30, 2006, the Company had two customers and three customers, respectively, that individually accounted for more than 10% of total revenues.

At September 30, 2007, the Company had four customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $233,000.  At September 30, 2006, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $284,000.

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

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006

Net loss available to stockholders	$(46,000)	$(1,471,000)	$(274,000)	$(2,924,000)

Weighted-average number of common shares outstanding during the period	38,373,634	38,304,711	38,373,634	37,518,658
Weighted-average number of dilutive common equivalent shares outstanding during the period	—	—	—	—
Weighted-average shares outstanding during the period	38,373,634	38,304,711	38,373,634	37,518,658

Net loss per share - Basic and Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.08)

Not included in the above table is the dilutive effect of options and warrants to purchase 998,891 and 1,005,260 shares of common stock for the three months and nine months ended September 30, 2007, respectively, as well as 1,510,031 and 1,497,658 shares of common stock for the three months and nine months ended September 30, 2006, respectively because they are anti-dilutive.

[Return to Top]

2.	BORROWINGS

        The Company’s borrowings consisted of the following principal balances and exclude related accrued interest:

	Principal Balance
	Current	Noncurrent	Total
September 30, 2007 (unaudited)
Authorize.Net Holdings, Inc.	$239,000	$743,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Special Situations Funds	119,000	—	119,000
Spieker Properties, L.P.	200,000	—	200,000
CITI Capital	26,000	18,000	44,000
AICCO	6,000	—	6,000
Total	$840,000	$761,000	$1,601,000
December 31, 2006
Lightbridge, Inc. (now Authorize.Net Holdings, Inc.)	$167,000	$815,000	$982,000
Special Situations Private Equity Fund, L.P.	250,000	—	250,000
Spieker Properties, L.P.	200,000	—	200,000
First Regional Bank	100,000	—	100,000
CITI Capital	24,000	37,000	61,000
Total	$741,000	$852,000	$1,593,000

Note Payable to Authorize.Net Holdings, Inc.

In 1999, the Company executed a secured promissory note in the amount of $2.2 million, originally payable to Corsair Communications, Inc. ("Corsair") as consideration for the assets acquired by the Company from Corsair.  The current holder of this secured note is Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note holds a security interest in substantially all the property and equipment originally acquired from Corsair.  Since 2001, the terms of this secured note have been amended seven separate times.

In March 2006, this obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Fund III, QP, L.P. and four related funds ("SSF") in connection with the Company's private placement.  See Note 3.  Additionally, the payment terms for the note were amended whereby the monthly interest-only payments of $7,000 continued from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 would have been due monthly until paid in full in December 2011. The interest remained at 8.0%.

In January 2007, the payment terms for the note were further amended. Under the amended terms, the monthly interest-only payments of $7,000 continued from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011, and a final payment of $20,000 is payable in December 2011. The interest remains at 8.0%. As of November 6, 2007, the principal and interest payments of $22,000 per month for July 2007 through November 2007 remained outstanding.  Under the terms of the notes held by SSF, these outstanding payments may allow SSF to elect to declare all unpaid principal and accrued interest immediately due and payable under the notes.

The outstanding balance of the note was $982,000 at September 30, 2007.

Notes Payable to Special Situations Funds

In December 2006, the Company entered into an unsecured loan agreement with Special Situations Private Equity Fund, L.P. in the amount of $250,000. Interest accrued at an interest rate of 11.0% per annum and originally had a maturity date of June 27, 2007. In June 2007, the note was amended to extend the maturity date to October 2, 2007, at which time the principal and accrued interest will be due in full.  At September 30, 2007, the total outstanding balance of the note was $250,000.  The outstanding balance of $250,000 plus the accrued interest of $21,000 was paid in full on October 2, 2007.

[Return to Top]

Pursuant to the registration statement relating to the private placement in March 2006, the Company owes liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, the Company executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the aggregate principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively, to cover these liquidated damages.  The original issuance date of these promissory notes is December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrues at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. The principal and accrued interest balances are due in full on March 31, 2008.  As of September 30, 2007, the total outstanding balance of the five notes totaled $119,000.

Events of default under these adjustable promissory notes include failure to pay amounts due under the related promissory notes or failure to make any required principal payment on indebtedness of $100,000 or more.  As of November 6, 2007, the failure to satisfy the outstanding balance of the unsecured note payable to Spieker Properties, L.P. allows SSF to elect to declare all unpaid principal and accrued interest under these five promissory notes immediately due and payable.  SSF has not made such an election to date.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company executed an unsecured note in the amount of $200,000, payable to Spieker Properties, L.P. ("Spieker"), its then landlord.  This obligation was a result of an amendment to the Company's lease agreement.  Interest accrued at an interest rate of 9.0% and compounded monthly.  The principal and accrued interest balance was due on April 30, 2007, the end of the lease term.  During 2007, the office building was sold to a new owner, the Muller Company.  In May 2007, the Company moved its corporate office to another office building that is not owned or managed by the same landlord.  At September 30, 2007, the total outstanding balance was $337,000 which included principal of $200,000 and accrued interest expense of $137,000.

As of November 6, 2007, the total principal and accrued interest balance of $337,000 remained outstanding. Under the terms of the notes held by SSF, the Company’s failure to make the principal payment on this note payable allows SSF to elect to declare all unpaid principal and accrued interest immediately due and payable under the notes.

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

In February 2006, the Company executed an amended and restated loan agreement for the original $100,000 principal balance. The certificate of deposit relating to the original loan agreement matured and the $100,000 plus interest earned was released as restricted cash. Under the amended agreement, the Company opened a savings account as collateral against the outstanding loan balance. The interest rate on the loan was reduced to 2% over the interest rate of the savings account. The loan balance was paid in full in February 2007.

Note Payable to CITI Capital

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of September 30, 2007, the outstanding balance was $44,000.  This lease is accounted for as a capital lease.

Note Payable to AICCO

During the first quarter of 2007, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. The Company is obligated to make eight monthly principal and interest payments of $6,500 from March 2007 through October 2007.  At September 30, 2007, the outstanding balance on this note was $6,000.

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

Pursuant to a registration rights agreement entered into as part of the April 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants on May 1, 2006.  The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed liquidated damages of $4,000 to the non-director investor. In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, the Company may be required to pay additional liquidated damages to the non-director investor. As of September 30, 2007, the Company had accrued $4,000 in liquidated damages payable to the non-director investor and paid this balance plus accrued interest to the non-director investor in October 2007.

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

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued to the non-director in the April 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payments under the registration payment arrangement were not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $32,000, an offsetting credit to additional paid-in capital for $16,000 and a credit of $16,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14.

March 2006 Private Placement

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement” and, together with the April 2006 Private Placement, the “2006 Private Placements”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”). The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  As of November 6, 2007, the failure to satisfy the outstanding balance of the unsecured note payable to Spieker allows SSF to elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  SSF has not made such an election to date.

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

[Return to Top]

Pursuant to a registration rights agreement entered into as part of the March 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owes liquidated damages of $119,000, collectively, to SSF.  In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable.  If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages. As of September 30, 2007, the Company had executed five unsecured promissory notes to cover the $119,000 in liquidated damages payable to SSF.

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

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $982,000 with an offsetting credit to additional paid-in capital for $598,000 and debt discount of $340,000 as well as a credit of $44,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the life of the Notes, using the effective interest method. For the three months and nine months ended September 30, 2007, the amortization of the debt discount totaled $83,000 and $231,000, respectively, and was recorded as interest expense.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the three months and nine months ended September 30, 2007, the amortization of the debt discount totaled $69,000 and $194,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

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

[Return to Top]

5.	STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At September 30, 2007 and December 31, 2006, options to purchase 2,706,571 and 2,648,439 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At September 30, 2007 and December 31, 2006, options to purchase 2,320,005 and 2,782,171 shares, respectively, of common stock were exercisable under the 2004 FIP.

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who will contribute to the Company’s success and to achieve objectives which will inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan will be administered by the Board’s Compensation Committee, which will determine to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP will be nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP will vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At September 30, 2007 and December 31, 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $35,000 and $68,000 for the three months ended September 30, 2007 and 2006, respectively.  The Company recognized stock-based compensation expense of $107,000 and $219,000 for the nine months ended September 30, 2007 and 2006, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumes that performance goals will be achieved. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following assumptions were used for the options granted during the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
Expected volatility	188%	178%
Risk-free rate	4.57%	4.86%
Expected term	6.0 years	5.6 years

[Return to Top]

A summary of option activity under the 2001 FIP, the 2004 FIP and the 2006 SOP as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	14,522,975	$0.10
Granted	2,766,541	0.07
Exercised	—	—
Forfeited or expired	(1,424,143)	0.14
Outstanding as of September 30, 2007 (unaudited)	15,865,373	$0.09	5.65	$—
Exercisable as of September 30, 2007 (unaudited)	5,026,572	$0.12	6.49	$—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $0.07 and $0.08, respectively.  No options were exercised during the nine months ended September 30, 2007.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $16,000.  Cash received from option exercise under all share-based payment arrangements was $12,000 for the nine months ended September 30, 2006.

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2007	9,092,366	$0.08
Granted	2,766,541	0.07
Vested	(1,020,106)	0.14
Forfeited	—	—
Nonvested as of September 30, 2007 (unaudited)	10,838,801	$0.08

For any option granted with a performance condition, the Company determines if it is probable that the performance condition will be achieved.  Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of September 30, 2007, there was $659,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP, the 2004 FIP, and the 2006 SOP. This cost is expected to be recognized over a period of 4.75 years.

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

[Return to Top]

In May 2006, the Company issued to non-employee members of the Board of Directors a total of 1.0 million warrants to purchase common stock at a price of $0.10 per share, fair market value at the time of the grant.  These warrants were fully vested at issuance.  The Company recognized stock-based compensation expense of $97,000 during the nine months ended September 30, 2006 related to these warrants.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the warrant. During the nine months ended September 30, 2007, the Company did not issue any warrants.  The following assumptions were used for the compensation-based warrants granted during the nine months ended September 30, 2006:

Nine months ended September 30, 2006
Expected volatility	140%
Risk-free rate	5.09%
Expected term	5.8 years

A summary of compensation-based warrant activity as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	3,927,174	$0.18
Granted	—
Exercised	—
Canceled	—
Outstanding as of September 30, 2007 (unaudited)	3,927,174	$0.18	4.89	$23,000
Exercisable as of September 30, 2007 (unaudited)	2,727,174	$0.14	5.37	$23,000

6.	SEGMENT AND GEOGRAPHIC INFORMATION

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

[Return to Top]

Operating segment data for the three and nine months ended September 30, 2007 and 2006 were as follows:

	License	Support	Services	Total
Three months ended September 30, 2007
Revenues	$769,000	$273,000	$499,000	$1,541,000
Cost of revenues	48,000	63,000	329,000	440,000
Gross profit	$721,000	$210,000	$170,000	$1,101,000
Three months ended September 30, 2006
Revenues	$517,000	$350,000	$639,000	$1,506,000
Cost of revenues	20,000	158,000	446,000	624,000
Gross profit	$497,000	$192,000	$193,000	$882,000

	License	Support	Services	Total
Nine months ended September 30, 2007
Revenues	$2,208,000	$822,000	$1,730,000	$4,760,000
Cost of revenues	117,000	193,000	1,018,000	1,328,000
Gross profit	$2,091,000	$629,000	$712,000	$3,432,000
Nine months ended September 30, 2006
Revenues	$1,314,000	$987,000	$1,990,000	$4,291,000
Cost of revenues	118,000	393,000	1,596,000	2,107,000
Gross profit	$1,196,000	$594,000	$394,000	$2,184,000

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold.  Revenues, gross profit, net loss, and property and equipment, net, concerning principal geographic areas in which the Company operates are as follows:

	North America	Asia / Pacific	Europe	Total
Three months ended September 30, 2007
Revenues	$1,456,000	$40,000	$45,000	$1,541,000
Gross profit	1,040,000	29,000	32,000	1,101,000
Net loss	(43,000)	(1,000)	(2,000)	(46,000)
Property and equipment, net	296,000	—	—	296,000

Three months ended September 30, 2006
Revenues	$1,280,000	$164,000	$62,000	$1,506,000
Gross profit	749,000	96,000	37,000	882,000
Net loss	(1,250,000)	(160,000)	(61,000)	(1,471,000)
Property and equipment, net	385,000	—	—	385,000

Nine months ended September 30, 2007
Revenues	$4,475,000	$129,000	$156,000	$4,760,000
Gross profit	3,227,000	93,000	112,000	3,432,000
Net loss	(258,000)	(7,000)	(9,000)	(274,000)
Property and equipment, net	296,000	—	—	296,000

Nine months ended September 30, 2006
Revenues	$3,648,000	$492,000	$151,000	$4,291,000
Gross profit	1,857,000	250,000	77,000	2,184,000
Net loss	(2,486,000)	(335,000)	(103,000)	(2,924,000)
Property and equipment, net	385,000	—	—	385,000

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

Revenue

We generate revenue from the sale of software licenses and related maintenance arrangements, application management and hosting services, and subscription-based Software as a Service delivery of solutions via the Internet.  We also offer professional services for customization, installation, implementation, and training.  We continue to shift towards multi-year, subscription-based recurring software and maintenance agreements, with a smaller percentage of our revenue coming from upfront license and annual maintenance agreements.  This overall shift has marked a significant change in our revenue model.  We believe this revenue model will provide greater long-term financial benefit to us as we expect increases in our customers' subscriber volumes for new IP services, especially in VoIP phone services and WiFi services.  Under the subscription-based revenue model, recurring software and maintenance revenues will increase over time if our customers' subscriber base increases.

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

Product Support and Upgrades Revenue

Our product support and upgrades revenue is from providing software support and maintenance. It begins after the ninety-day warranty period has expired and the customer has purchased software support and maintenance. Under our maintenance agreement, a customer gains rights to unspecified product upgrades, maintenance releases, and patches released during the term of the support period. Product support includes internet and telephone access to technical support as well as on-site visits. In general, product support revenue can fluctuate with the renewal or non-renewal of maintenance contracts on an annual basis and is characterized as recurring revenue.

Services Revenue

Services revenue is comprised of application management and hosting our software on the customer’s hardware, delivery of nonrecurring professional services associated with our existing customer base and the delivery of professional services associated with new customer contracts. In general, services revenue can fluctuate with the volume of new customer sales as well as the renewal or non-renewal of application management and hosting contracts on an annual basis. In addition, the services we provide to a customer can vary depending on the complexity of the customer’s information technology environment, the resources directed by the customers to their implementation projects, and the extent to which consulting organizations provide services directly to customers.

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

[Return to Top]

Results of operations for the three months and nine months ended September 30, 2007 and 2006
Statement of Operations Data

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)				(Unaudited)
REVENUES
Software license revenue	$769,000	$517,000	$252,000	49%	$2,208,000	$1,314,000	$894,000	68%
Product support and upgrades revenue	273,000	350,000	(77,000)	(22)%	822,000	987,000	(165,000)	(17)%
Services revenue	499,000	639,000	(140,000)	(22)%	1,730,000	1,990,000	(260,000)	(13)%
Total revenues	1,541,000	1,506,000	35,000	2%	4,760,000	4,291,000	469,000	11%
OPERATING EXPENSES
Sales and marketing	175,000	419,000	(244,000)	(58)%	631,000	1,600,000	(969,000)	(61)%
Cost of software licenses	48,000	20,000	28,000	140%	117,000	118,000	(1,000)	(1)%
Cost of product support and upgrades	63,000	158,000	(95,000)	(60)%	193,000	393,000	(200,000)	(51)%
Cost of services	329,000	446,000	(117,000)	(26)%	1,018,000	1,596,000	(578,000)	(36)%
Research and development	363,000	332,000	31,000	9%	1,108,000	1,141,000	(33,000)	(3)%
General and administrative	385,000	502,000	(117,000)	(23)%	1,316,000	1,577,000	(261,000)	(17)%
Total operating expenses	1,363,000	1,877,000	(514,000)	(27)%	4,383,000	6,425,000	(2,042,000)	(32)%
INCOME (LOSS) FROM OPERATIONS	178,000	(371,000)	549,000	148%	377,000	(2,134,000)	2,511,000	118%
INTEREST AND OTHER EXPENSES, NET	(224,000)	(1,101,000)	(877,000)	(80)%	(648,000)	(788,000)	(140,000)	(18)%
LOSS BEFORE INCOME TAX PROVISION	(46,000)	(1,472,000)	(1,426,000)	(97)%	(271,000)	(2,922,000)	(2,651,000)	(91)%
INCOME TAX PROVISION	—	(1,000)	(1,000)	(100)%	3,000	2,000	1,000	50%
NET LOSS	$(46,000)	$(1,471,000)	$(1,425,000)	(97)%	$(274,000)	$(2,924,000)	$(2,650,000)	(91)%

Supplemental data:
Depreciation and amortization	$25,000	$30,000	$(5,000)	(17)%	$80,000	$97,000	$(17,000)	(18)%

Overview

For the three months and nine months ended September 30, 2007, we increased operating income $549,000 and $2.5 million, respectively, as well as reduced our net loss by $1.4 million and $2.7 million, respectively, when compared to the same periods in 2006.  In addition, the respective net loss of $46,000 and $274,000 for the quarter and nine months ended September 30, 2007 includes non-cash expenses incurred as part of the accounting for the private placements in 2006 in the amount of $176,000 and $497,000, respectively.

During the nine months ended September 30, 2007, we completed a successful implementation of our Connect CCB product at a domestic cable multiple service operator (“MSO”) in support of their rollout of commercial voice services. Our commercial voice services solution also won an Internet Telephony Magazine Product Excellence award for 2007.  This quarter, we installed our recently released Voice Profitability Revenue Assurance SolutionPAKTM at our largest customer.  The Revenue Assurance SolutionPAK combines an executive-level KPI dashboard with our IP Transaction "microscope" that allows both senior executives and detail analysts to perform sophisticated revenue assurance functions.  The Revenue Assurance SolutionPAK will be used by our customer's corporate and division business units.  We anticipate that some of our other customers will also install this solution.  We also completed the engineering release of our new Marketing Analytics KpiPAKTM dashboard module.  Several of our existing accounts have indicated their plan to install this solution in the upcoming quarter or in early 2008.

The year-to-date subscriber counts for our customers under the subscription-based revenue model increased 65% over the same period in 2006, and our platform installations now process over 2.5 billion outbound minutes of usage (“MOU”), a standard industry measure, per month. Additionally, we expanded our revenues within existing accounts while continuing to focus on managing operating costs to keep them in line with expected revenues.

[Return to Top]

Total revenues for the three months ended September 30, 2007 were $1.5 million, an increase of $35,000, or 2%, from the same period in 2006. The increase resulted primarily from an increase in subscriber count for our customers under the subscription-based revenue model. Total revenues for the three months ended September 30, 2007 were consistent with the previous two quarters in 2007.  During the third quarter, the increase in revenue from subscription-based contracts in place offset the decrease in nonrecurring revenue recognized during the first quarter of 2007, including the upfront license and implementation revenue from a new contract executed in December 2006.  During the three months ended September 30, 2007, we had two customers that individually accounted for more than 10% of total revenues.  These two customers represented 72% and 14% of total revenues, respectively, during that period.

Total revenues for the nine months ended September 30, 2007 were $4.8 million, an increase of $469,000, or 11%, from $4.3 million for the same period in 2006. The increase resulted from the continued growth in subscriber count for our customers under the subscription-based revenue model as well as an overall increase in customization revenue.  Additionally, there was a decrease in nonrecurring revenue related to implementation revenue and third party software/hardware from our new contracts executed in late 2006.  During the nine months ended September 30, 2007, we had two customers that individually accounted for more than 10% of total revenues.  These two customers represented 64% and 13% of total revenues, respectively, during that period.

During the nine months ended September 30, 2007, we continued to focus on managing our costs in an effort to keep them in line with expected revenues. For the three months and nine months ended September 30, 2007, operating expenses decreased by $514,000, or 27%, and $2.0 million, or 32%, respectively, as compared to the same periods in 2006.  During the second half of 2006, we implemented a cross-product training program for our technical staff to enhance our flexibility to meet shifting customer and market demands around our products and services. This cross-training has allowed us to manage the current demands of our customers despite the overall decrease in headcount from the same period last year. We expect to continue to cross-train as we add headcount in the future and we expect this cost trend to continue in future quarters based on project demands in those quarters.  Additionally, in May 2007, with our move to a new office site, we realized monthly savings in the fixed facilities costs, offset with nonrecurring moving costs during the second quarter of 2007.

During the nine months ended September 30, 2007, we paid down $138,000 in outstanding borrowings and related accrued interest.  On October 2, 2007, we paid down the $250,000 promissory note executed in December 2006 as well as the accrued interest balance.

Total Revenues

Total revenues for the three months ended September 30, 2007 were $1.5 million, an increase of $35,000, or 2%, from $1.5 million for the same period in 2006. The increase resulted from an increase in subscriber count for our customers under the subscription-based revenue model and was offset with a drop in product support revenue and implementation revenue.  Additionally, there was a drop in nonrecurring third party software and hardware sales.  Total revenues for the nine months ended September 30, 2007 were $4.8 million, an increase of $469,000, or 11%, from $4.3 million for the same period in 2006.  The increase for the nine-month period resulted from the continued growth in subscriber count for our customers under the subscription-based revenue model offset by a decline in product support revenue and implementation revenue.  The decrease in implementation revenue from our new contracts executed in second half of 2006 were offset with recurring revenue from these contracts as well as the upfront license and implementation revenue recognized in the first quarter of 2007 from a new contract executed in December 2006.

For the three months ended September 30, 2007, total revenues of $1.5 million were comprised of $1.3 million of recurring revenue, or 86% of total revenues, and $214,000 of nonrecurring revenue. Recurring revenue increased $189,000, or 17%, as compared to $1.1 million for the same period in 2006.  The increase in recurring revenue was due to a steady growth in subscriber count for the customers under the subscription-based revenue model, offset with a decrease in product support revenue.  Total nonrecurring revenue for the three months ended September 30, 2007 and 2006 was $214,000 and $368,000, respectively.  The decrease in nonrecurring revenue was due primarily to a decline in overall professional services revenue of $128,000, third party software/hardware revenue of $13,000, as well as an increase in sales discounts realized from shorter payment terms.  Professional services revenue includes revenue from implementation projects from our new contracts executed in the second half of 2006 as well as customization revenue from existing customers.

For the nine months ended September 30, 2007, total revenues of $4.8 million were comprised of $3.9 million of recurring revenue, or 81% of total revenues, and $901,000 of nonrecurring revenue. Recurring revenue increased $832,000, or 27%, as compared to $3.0 million for the same period in 2006.  The increase in recurring revenue was due to a steady growth in subscriber count for the customers under the subscription-based revenue model as well as the application management and hosting services revenue from the new contracts executed during the second half of 2006. This growth was partially offset by a decline in product support and upgrades revenue.  Total nonrecurring revenue for the nine months ended September 30, 2007 and 2006 was $901,000 and $1.3 million, respectively.  This decrease was due primarily to a decline in implementation revenue of $623,000, third party software/hardware revenue of $41,000 as well as an increase in sales discounts realized from shorter payment terms. This decrease in nonrecurring revenue was partially offset by an increase of up-front license fees of $130,000 and customization services totaling $222,000 from our existing customers.

[Return to Top]

Software License Revenue

For the three months ended September 30, 2007, software license revenue was $769,000, an increase of $252,000 from $517,000 for the same period in the prior year. Total software license revenue for the three months ended September 30, 2007 was comprised of $708,000 of recurring revenue and $61,000 of nonrecurring revenue.  Recurring subscription-based license revenue increased $265,000, or 60%, to $708,000, as compared to $443,000 for the same period in the prior year.  The increase was due to the steady growth in subscriber base of our existing customers as well as the addition of two customers from 2006 who successfully completed implementation by the first quarter of 2007.  Total nonrecurring license revenue decreased by $13,000 for the three months ended September 30, 2007, when compared to the same period in the prior year.  The decrease was due to higher third party software/hardware sales in 2006, compared against the third party software/hardware sales recognized in the third quarter of 2007.

For the nine months ended September 30, 2007, software license revenue was $2.2 million, an increase of $894,000 from $1.3 million for the same period in the prior year. Total software license revenue of $2.2 million for the nine months ended September 30, 2007 was comprised of $1.9 million of recurring revenue and $271,000 of nonrecurring revenue.  Recurring subscription-based license revenue increased $805,000, or 71%, to $1.9 million, as compared to $1.1 million for the same period in the prior year.  The increase was due to the steady growth in subscriber base of our existing customers as well as the addition of two customers from 2006 who successfully completed implementation by the first quarter of 2007.  Total nonrecurring license revenue increased by $89,000 for the nine months ended September 30, 2007, when compared to the same period in the prior year.  The increase was due to the upfront license fees recognized in 2007, offset by a decrease in third party software/hardware revenue.

During the three months and nine months ended September 30, 2007, 92% and 88%, respectively, of our software license revenue resulted from subscription-based licensing and managed-services pricing models.  Under these models, software license revenue from customers is expected to grow as their subscriber base and/or transaction volume grows, having a greater impact on our license revenues in future quarters.  Licensing revenue from our customers using the subscription-based licensing and managed-services pricing models is expected to be low in the early period of the contracts and higher in the later period.

Product Support and Upgrades Revenue

Product support and upgrades revenue of $273,000, or 18% of total revenues, decreased $77,000, or 22%, for the three months ended September 30, 2007, as compared to $350,000, or 23% of total revenues, for the same period in 2006. For the nine months ended September 30, 2007, product support and upgrades revenue totaled $822,000, a decrease of $165,000, or 17%, from $987,000 for the nine months ended September 30, 2006.  All product support and upgrades revenue is recurring revenue. For the three months and nine months ended September 30, 2007, total revenue from customers using the subscription-based model increased $54,000 and $177,000, respectively, and was offset with the decline in revenue associated with our upfront license customers.  With the increase in revenue associated with our subscription-based revenue model, we expect product support and upgrades revenue generally associated with our upfront license customers to continue to be a small percentage of total revenue.

Services Revenue

Services revenue was $499,000, or 32% of total revenues, for the three months ended September 30, 2007, as compared to $639,000, or 42% of total revenues, for the same period last year. For the three months ended September 30, 2007, total services revenue of $499,000 was comprised of $346,000 of recurring revenue and $153,000 of nonrecurring revenue.  Recurring services revenue remained constant when compared to the same period last year.  The decrease in nonrecurring revenue was due to a net decrease in revenue of $72,000 from implementation projects, a drop of $56,000 in customization revenue and an increase in sales discounts for prompt payment.

For the nine months ended September 30, 2007, services revenue was $1.7 million, or 36% of total revenues, as compared to $2.0 million, or 46% of total revenues, for the same period last year.  Total services revenue of $1.7 million for the nine months ended September 30, 2007 was comprised of $1.1 million of recurring revenue and $630,000 of nonrecurring revenue.  Recurring services revenue increased $191,000, or 21%, as compared to $909,000 for the same period last year.  The increase in recurring services revenue was due to the new revenue from application management and hosting our software on customer hardware for contracts executed during the second half of 2006.  Nonrecurring revenue decreased $451,000, or 42%, and was largely due to timing of implementation projects and an increase in sales discounts for prompt payment.  We also continue to roll out new customization projects with existing accounts, offsetting the decline in implementation revenue by $222,000.

[Return to Top]

Concentration Risk

During the three months ended September 30, 2007, the Company had two customers that individually accounted for more than 10% of our total revenues in the amount of $1.1 million and $214,000, respectively.  In the same period last year, we also had two customers that individually accounted for more than 10% of our total revenues in the amount of $917,000 and $155,000, respectively.

For the nine months ended September 30, 2007, we had two customers who individually accounted for more than 10% of our total revenues in the amount of $3.1 million and $629,000, respectively. For the same period in 2006, we had three customers who individually accounted for more than 10% of our total revenues in the amount of $2.2 million, $497,000, and $474,000, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2007 was $175,000, a decrease of $244,000 from $419,000 for the same period in 2006.  For the nine months ended September 30, 2007, sales and marketing expense was $631,000, a decrease of $969,000, or 61% when compared to the same period in 2006.  During the first quarter of 2007, we shifted our sales focus to a greater emphasis on inside sales which resulted in a reduction in labor and related costs of $190,000 and $793,000, respectively, for the three months and nine months ended September 30, 2007.  During the third quarter of 2007, we hired outside contractors to help with new sales generation.  However, with continued management of our marketing-related costs, including a reduction in recurring marketing program costs, we have been able to sustain savings of $25,000 and $77,000 in sales support and marketing related costs during the third quarter and nine months ended September 30, 2007, respectively, over the same period in 2006.

Cost of Revenues

For the three months ended September 30, 2007, the cost of software license was $48,000 as compared to $20,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, the cost of software license totaled $117,000 and $118,000, respectively.  The overall change for both periods primarily relates to the cost of nonrecurring third party software and hardware resold to our customers as part of the initial implementation or additional third party software and hardware related to upsell revenues for existing customers.

The cost of product support and upgrades decreased $95,000 to $63,000 for the three months ended September 30, 2007, as compared to $158,000 for the same period in 2006.  During the nine months ended September 30, 2007, the cost of product support and upgrades was $193,000, a decline of $200,000, or 51%, from $393,000 for the same period in 2006.  The decrease was a direct result of the cross-product training program for our technical staff that began in 2006. The cross-training allows more flexibility to meet shifting customer and market demands around our products and services. During the three months and nine months ended September 30, 2007, we were able to better utilize the overall headcount while maintaining the required attention to our customers’ product support needs.

The cost of services decreased $117,000 to $329,000 for the three months ended September 30, 2007, as compared to $446,000 for the three months ended September 30, 2006.   For the nine months ended September 30, 2007, the cost of services totaled $1.0 million, a $578,000 decrease from $1.6 million for the nine months ended September 30, 2006.  The reduction of headcount associated with our cost-reduction measures in 2006 contributed to the overall decrease in cost of services for the three months and nine months ended September 30, 2007 compared to the same period in 2006. Additionally, we significantly reduced the use of outside contractors for implementation and customization projects, choosing instead to leverage internal cross-training among our engineers to provide more flexibility in staffing needs.

[Return to Top]

Research and Development

Research and development expenses increased $31,000 to $363,000 for the three months ended September 30, 2007, as compared to $331,000 for the three months ended September 30, 2006. The increase during the third quarter when compared to prior year is attributable to higher incentive compensation and stock option compensation costs.  Additionally, the amount of time provided by the development staff to assist with service or new sales projects fell when compared to the same period in 2006.  For the nine months ended September 30, 2007, we had a net decrease of $33,000 from $1.1 million for the nine months ended September 30, 2006.  The savings primarily resulted from a drop in outside contract labor costs of approximately $124,000 for the nine months ended September 30, 2007.  This was offset with the decline in the amount of time provided by the development staff to assist with customization projects for existing customers and implementation projects for new sales accounts during the nine months ended September 30, 2007, when compared to the same period in 2006.

General and Administrative

General and administrative expense for the three months ended September 30, 2007 was $385,000, a decrease of $117,000 from $502,000 for the same period in 2006. The net decrease for the three months ended September 30, 2007 was primarily due to lower professional services costs of $59,000 as we continued our efforts to manage administrative costs during the third quarter of 2007.  Additionally, during the third quarter of 2006, we recognized $59,000 in liquidated damages, related to the 2006 private placements.  For the nine months ended September 30, 2007 and 2006, general and administrative expense decreased $261,000 from $1.6 million to $1.3 million.  The net decrease for the nine months ended September 30, 2007 was primarily due to lower professional services costs of $177,000. Also, during 2006, we recognized one-time charges of $97,000 for warrants issued to the members of the board of directors in the second quarter and $59,000 for liquidated damages related to the 2006 private placements.  The decrease was offset with a combined increase of $76,000 in labor and related costs, travel and entertainment costs, and facilities costs for the nine months ended September 30, 2007.

Interest and Other Expenses, Net

Interest and other expenses, net was $224,000, a decrease of $877,000 for the three months ended September 30, 2007 as compared to $1.1 million for the three months ended September 30, 2006. The change was largely due to the mark-to-market loss of $905,000 related to the warrants issued in the 2006 Private Placements that was recognized during the third quarter of 2006.  In 2007, under FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"), which was adopted on January 1, 2007, the warrant liability was recharacterized.  Additionally, during the three months ended September 30, 2007, we recognized higher interest expense of $32,000 related to the non-cash charge for the quarter’s amortization of the capitalized debt issuance costs and accretion of the debt discount as well as interest accrued on the new promissory notes executed in December 2006 and April 2007, when compared to the third quarter of 2006.  Lastly, during the three months ended September 30, 2006, the average monthly cash balance was higher due to the aggregate proceeds of $1.7 million from the 2006 Private Placements when compared to the same period in 2007, resulting in decrease of $4,000 in interest income during the three months ended September 30, 2007.

Interest and other expenses, net was $648,000, a decrease of $140,000 for the nine months ended September 30, 2007 as compared to $788,000 for the same period in 2006. The change was largely due to the mark-to-market net loss of $393,000 related to the warrants issued in the 2006 Private Placements that was recognized during the second and third quarters of 2006.  In 2007, under EITF 00-19-2, the warrant liability was recharacterized.  Additionally, during the nine months ended September 30, 2007, we recognized higher interest expense of $225,000 related to the non-cash charge for the amortization of the capitalized debt issuance costs and accretion of the debt discount as well as the interest accruing on the senior convertible debt issued in the March 2006 private placement.  The remaining increase in net interest expense was due to the interest accrued on the new promissory notes executed in December 2006 and April 2007 and the decline of $12,000 in overall interest and other income for the nine months ended September 30, 2007.

Income Tax Provision

The income tax provision for the three months and nine months ended September 30, 2007 and 2006 consisted of the minimum state taxes due to our net losses anticipated for related years.

Depreciation and Amortization

Depreciation and amortization expense for the three months and nine months ended September 30, 2007 was $25,000 and $80,000, respectively.  For the three months and nine months ended September 30, 2006, depreciation and amortization expense totaled $30,000 and $97,000, respectively.  The decrease of $5,000 and $17,000, respectively, for three months and nine months ended September 30, 2007 when compared to the same period in 2006 resulted from certain fixed assets acquired in previous years becoming fully depreciated during the first half of 2007.  This decrease was offset by the monthly depreciation of the new fixed assets purchased during the nine months ended September 30, 2007.

[Return to Top]

Liquidity and Capital Resources
Balance Sheet Data
			Change
	September 30, 2007	December 31, 2006	$	%
	(unaudited)
Cash and cash equivalents	$466,000	$382,000	84,000	22%
Restricted cash	—	103,000	(103,000)	(100)%
Accounts receivable	251,000	268,000	(17,000)	(6)%
Cash, cash equivalents and accounts receivable	717,000	753,000	(36,000)	(5)%
Current Assets	923,000	995,000	(72,000)	(7)%
Accounts payable and accrued expenses	959,000	1,397,000	(438,000)	(31)%
Current portion notes payable	840,000	741,000	99,000	13%
Deferred revenue	211,000	220,000	(9,000)	(4)%
Senior convertible debt, net of discount	1,160,000	—	1,160,000	100%
Warrant liability	—	1,015,000	(1,015,000)	(100)%
Current liabilities	3,170,000	3,373,000	(203,000)	(6)%
Working capital deficit	(2,247,000)	(2,378,000)	(131,000)	(6)%
Long term liabilities	821,000	1,247,000	(426,000)	(34)%

Overview

As of September 30, 2007, our working capital deficit balance decreased by $131,000 to $2.2 million, as compared to a working capital deficit of $2.4 million as of December 31, 2006. The overall decrease was primarily due to the reduction in current liabilities as a result of our efforts to manage operating expenses as well as payments of $419,000 made against accrued wages.  The decrease in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

Under the terms of the $1.5 million secured convertible notes issued to Special Situations Fund III, Q.P. and four related funds (“SSF”) under the private placement in March 2006, failure to make any required principal payment on indebtedness of $100,000 or more allows SSF to elect to declare all unpaid principal and accrued interest under the notes payable to SSF immediately due and payable.  The convertible notes payable to SSF are secured by a first priority security interest in all of our assets.  As of November 6, 2007, the total principal and accrued interest balance of $200,000 and $137,000, respectively, on our unsecured note originally payable to Spieker Properties, L.P. (the “Spieker Obligation”) remained outstanding.  SSF has not made such an election to date.

The $250,000 promissory note due to Special Situations Private Equity Fund, L.P. was amended during the second quarter of 2007 to extend the maturity date from June 27, 2007 to October 2, 2007.  On the new maturity date, we paid down this obligation in full, including the principal balance and the accrued interest.

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

We cannot, however, be certain that existing contracts will be continue or that currently anticipated contracts will materialize, that cash generated from future operations will be adequate to support our working capital requirements, that our cost-reduction activities will be adequate or possible, or that SSF will not elect to declare all amounts under its notes immediately due and payable.

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

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $36,000 at September 30, 2007 from $753,000 at December 31, 2006.  The decrease was primarily due to the paydown of the $100,000 note payable to First Regional Bank and the semi-monthly payment of the accrued interest on the senior convertible debt, offset by the net cash provided by operations.  On September 30, 2007, the accounts receivable balance was $251,000, a decrease of $17,000, or 6%, from the balance of $268,000 on December 31, 2006. This decrease was primarily due customers taking advantage of discount terms for early payment of receivable balances during the nine months ended September 30, 2007.

[Return to Top]

Liabilities

Accounts payable and accrued expenses decreased by $438,000 to $959,000 at September 30, 2007 from $1.4 million at December 31, 2006 largely due to disbursements of $419,000 against accrued wages made during the nine months ended September 30, 2007 as well as the timing of payments of outstanding invoices and other accruals.  The decrease is also attributable to the steady decrease in operating expenses for the nine months ended September 30, 2007.

During the second quarter of 2007, the promissory note due to Special Situations Private Equity Fund, L.P. was amended to extend the maturity date from June 27, 2007 to October 2, 2007.  The outstanding principal balance of $250,000 at September 30, 2007 remained classified as a current liability.  On October 2, 2007, we paid the principal balance plus the related accrued interest in full.

Pursuant to the registration statement relating to the private placement in March 2006, the Company owes liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, we executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively, to cover these liquidated damages.  The original issuance date of these promissory notes is December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrues at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. The principal and accrued interest balances are due in full on March 31, 2008.  Events of default under these adjustable promissory notes include failure to pay amounts due under the related promissory notes or failure to make any required principal payment on indebtedness of $100,000 or more. As of November 6, 2007, the failure to satisfy the outstanding balance of the unsecured note payable to Spieker allows SSF to elect to declare all unpaid principal and accrued interest under these five promissory notes immediately due and payable.  SSF has not made such an election to date.  As of September 30, 2007, the aggregate outstanding balance of the five notes totaled $119,000 and is classified as a current liability.

In February 2007, we paid down the $100,000 note payable to First Regional Bank in full. Under the amended agreement, we opened a savings account as collateral against the outstanding loan balance. With the full paydown of the note, the restricted cash balance of $103,000 was released.

Also, in February 2007, as we have done in prior years, we entered into a premium finance agreement with AICCO, Inc. to finance a portion of our annual Director & Officer and EPL insurance policies.  The total amount financed was $50,000 at an interest rate of 9.75%. We will make eight monthly principal and interest payments of $6,500 beginning March 2007 through October 2007.  At September 30, 2007, the outstanding balance on this note was $6,000.

In January 2007, we restructured the note payable to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded Corsair Communications, Inc. by way of merger), amending the payment terms and extending the maturity date to December 2011 from January 2011. Pursuant to the amended terms of the note, interest continued to accrue at the same rate, and we were required to make monthly interest-only payments of approximately $7,000 from January 2007 through June 2007.  Beginning in July 2007, principal and interest payments of $22,000 are due monthly through November 2011 with a final payment of $20,000 due in December 2011.  This obligation is subordinated to the notes issued in the March 2006 Private Placement.  As of November 6, 2007, the principal and interest payments of $22,000 per month for July 2007 through November 2007 remained outstanding.  Under the terms of the notes held by SSF, these outstanding payments may allow SSF to elect to declare all unpaid principal and accrued interest immediately due and payable under the notes.  As of September 30, 2007, the outstanding current liability balance was $239,000 and the outstanding noncurrent liability balance was $793,000.

As of September 30, 2007, we classified the outstanding principal and accrued interest balance of the Spieker Obligation as a current liability. The Spieker Obligation was a result of an amendment to our lease agreement. The total outstanding principal and accrued interest balance was due on April 30, 2007, the end of the lease term. During 2007, the office building was sold to a new owner, The Muller Company.  In May 2007, the Company moved its corporate office to another office building that is not owned or managed by the same landlord.  As of November 6, 2007, the total unsecured balance of $337,000 which included principal of $200,000 and accrued interest of $137,000, remained outstanding.  Under the terms of the notes held by SSF, this obligation allows SSF to elect to declare all unpaid principal and accrued interest under the notes immediately due and payable.  SSF has not made such an election to date.

Deferred revenue on September 30, 2007 decreased $9,000, or 4%, to $211,000, as compared to $220,000 on December 31, 2006. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services. In 2006, the subscriber rate for an existing contract was downwardly adjusted pursuant to the sales contract and resulted in a prepayment balance of $46,000 at December 31, 2006. This deferred revenue was ratably applied against the monthly billings in 2007 and had been fully applied as of September 30, 2007. This decrease was offset with an increase which resulted from the timing of monthly recognition of revenue as the related service is provided and future invoice billings.

The senior convertible debt, net of discount, was reclassified from noncurrent to current liabilities at the end of the first quarter of 2007 based on the March 31, 2008 maturity date.  The notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  As of November 6, 2007, the failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the notes immediately due and payable.  SSF has not made such an election to date.

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

[Return to Top]

Cash Flows

For the nine months ended September 30, 2007, net cash provided by operating activities of $165,000 resulted from a net loss of $274,000 that included non-cash expenses for stock-based compensation of $107,000 and non-cash expenses of $497,000 related to the 2006 Private Placements as well as a net decrease in operating liabilities over operating assets of $252,000.  Net cash used by operating activities of $1.6 million for the nine months ended September 30, 2006 resulted primarily from a net loss coupled with a decrease in accounts receivable and other current assets and an increase in current liabilities.

For the nine months ended September 30, 2007, net cash used in investing activities totaled $22,000, compared to $5,000 for the same period in 2006.  Net cash used for the nine months ended September 30, 2007 and 2006 was primarily due to the acquisition of capital equipment.

Net cash used by financing activities totaled $59,000 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $1.4 million for the nine months ended September 30, 2006. This change was primarily due to the 2006 Private Placements, which provided gross proceeds of $1.7 million and net proceeds of $1.4 million during the nine months ended September 30, 2006.  Also, net repayments on notes payable and capital lease obligations totaled $162,000 during the nine months ended September 30, 2007, as compared to $63,000 during the same period in 2006.

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

Pursuant to a registration rights agreement entered into with the two investors in this private placement, we filed a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants on May 1, 2006.  The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, we owed liquidated damages to the non-director investor.  In addition, we are required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

March 2006 Private Placement

On March 31, 2006, we completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million shares of our common stock to SSF. The Notes are due March 31, 2008 and will pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of our assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  As of November 6, 2007, the failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  SSF has not made such an election to date.

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

Pursuant to a registration rights agreement entered into as part of the March 2006 Private Placement, we filed a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006.   The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, we owe liquidated damages to SSF and executed five unsecured promissory notes payable to SSF to cover such damages.  In addition, we are required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages.

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

Risks Related to Our Business and Our Marketplace

Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. (collectively “SSF”) could accelerate payment of all principal and interest owed under the 5% Senior Secured Convertible Notes and the adjustable promissory notes related to the liquidated damages owed under the Registration Rights Agreement (collectively, the "Notes").

As of November 6, 2007, there is $1.5 million of principal and $27,000 of accrued interest outstanding under the 5% senior secured convertible notes issued to SSF in a private placement in March 2006 (the “March 2006 Private Placement”). Interest payments are payable semi-annually on the last day of June and December of each year, and began June 30, 2006. The principal and any accrued but unpaid interest on these notes are due March 31, 2008.  Additionally, because the registration statement relating to the March 2006 Private Placement was not declared effective by the agreed-upon date of July 16, 2006, we owe liquidated damages of $119,000 to SSF.  The registration statement was declared effective on December 22, 2006.  We executed five adjustable promissory notes to SSF in the aggregate principal amount of $119,000 to cover total liquidated damages incurred pursuant to the Registration Rights Agreement.

In the event we fail to pay any amount due under the related transaction documents between the Company and SSF within five days of when due, or if we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, then SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  As of November 6, 2007, the unsecured Spieker Obligation in the amount of $337,000 remained outstanding. Our failure to satisfy the Spieker Obligation allows SSF to elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  In the event SSF elects to accelerate payments under the Notes, we may not have sufficient cash to make such payments.  The senior convertible notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under these notes when due could materially adversely affect the Company's operations and financial condition.

Our revenues are generated from a limited number of customers, the loss of any of which could substantially harm our business.

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. During the three and nine months ended September 30, 2007, the Company had two customers that individually account for more than 10% of our total revenues.  These customers represented approximately 72% and 14%, respectively, of total revenues for the third quarter of 2007 and 64% and 13%, respectively, of total revenues for the first nine months of 2007.

The loss of any customer or failure of an anticipated contract to materialize could cause our business to be harmed.  If a large contract is deferred, expires, or is cancelled pursuant to early termination clauses that enable customers to terminate its contract without cause, and we are unable to replace the resulting loss of revenue associated with a large customer, our operations and financial condition would be materially affected.  As of November 12, 2007, the five-year software license agreement of our largest customer renewed automatically for a one-year period, beginning in December 2007, and remains subject to a right of termination upon thirty day written notice for any or no reason.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

We recorded net losses of $46,000, $274,000 and $3.2 million for the three months ended September 30, 2007, the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, respectively.  In order to become profitable, we will need to generate additional revenues from the sales of our products and services or continue to reduce operating costs further to achieve and maintain profitability, or both. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. Any increase in the percentage of our revenues attributed to nonrecurring professional services which generally has lower profit margin percentages, will be less profitable. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period.

Our subscription-based pricing model for recurring software licensing and product support and upgrades fees for IPC and IXC customers allows them to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our products, as compared to an up-front one-time license fee. Under this subscription-based recurring revenue model, our revenue from customers is expected to increase as the subscriber base and/or transaction volume grows and, thus, related revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our customers do not or are not able to increase the number of subscribers as they expect, our future revenues could be lower than anticipated.

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

While sales opportunities have been available in international markets, such as Asia-Pacific and Europe, currently, we are not actively pursuing these geographic markets because of competition from larger competitors who have a local presence in these international markets, or locally based competitors in these international markets due to our current lack of a more fully-developed international sales and support capability. In the future, if we consider expansion of our international operations, we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. Our revenues attributable to international operations for the three months and nine months ended September 30, 2007 decreased as compared to the same period last year. International customers represented approximately 5% and 15% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 6% and 17% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.  We conduct our international sales primarily through referrals from partners with operations around the world. Any expansion of our existing international operations and entry into additional international markets may require significant management attention and may require additional financing.

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

A related group of institutional investors beneficially owns approximately 57.8% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of November 6, 2007, SSF beneficially owns approximately 57.8% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

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

In preparation and filing of this 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and “acting” principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our principal executive officer and “acting” principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

[Return to Top]

PART II - OTHER INFORMATION
Item 5(a).  Other Information

Effective November 13, 2007, the Company entered into a Third Amended and Restated Employment Agreement (“Employment Amendment”) and a Third Amended and Restated Change of Control Agreement (“CoC Amendment”) with Joseph R. Simrell, its Chief Executive Officer, President and “Acting” Chief Financial Officer.  In addition, on that date the Company entered into a Side Letter Re: Minimum Value of Stock Options in the event of Change of Control (“Side Letter”) with Bob Richardson, its Chief Operating Officer.

The Employment Amendment amends the Second Amended and Restated Employment Agreement effective as of December 16, 2005 between the Company and Mr. Simrell as follows: (i) extends the term of the employment agreement for a period of one year, until December 31, 2008; (ii) provides for termination pay in addition to payments under the CoC Amendment in the event Mr. Simrell’s employment is terminated on or after the three-month anniversary of the Change of Control; and (iii) making certain other modifications in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”).

The CoC Amendment amends the Second Amended and Restated Change of Control Agreement effective as of December 16, 2005 between the Company and Mr. Simrell as follows:  (i) provides that the agreement will expire no later than December 31, 2008; (ii) entitles Mr. Simrell to the Change of Control Payment (as defined therein) in the event of a Change of Control and irrespective of his continued employment; and (iii) makes certain other modifications in order to comply with Section 409A.

The Side Letter provides that, upon a Change of Control of the Company (as defined in the Side Letter), all outstanding and unvested stock options granted to Mr. Richardson pursuant to his existing non-statutory stock option agreements will automatically accelerate and vest in full.  In the event the net value of such options is less than $289,347 upon the Change of Control, then the company will pay to Mr. Richardson the amount of the shortfall.  The Side Letter expires on December 31, 2008 and terminates automatically upon any earlier termination of Mr. Richardson’s employment.

The foregoing descriptions of the Employment Amendment, the CoC Amendment and the Side Letter are qualified in their entirety by the text of the full agreements, which are filed herewith as Exhibits 10.1, 10.2 and 10.3.

Item 6.  Exhibits

Exhibit Number		Description of Document
10.1	*	Third Amended and Restated Employment Agreement, dated as of November 13, 2007, by and between the Company and Joseph R. Simrell
10.2	*	Third Amended and Restated Change of Control Agreement, dated as of November 13, 2007, by and between the Company and Joseph R. Simrell
10.3	*	Side Letter Re: Minimum Value of Stock Options in the event of Change of Control, dated as of November 13, 2007, by and between the Company and Bob Richardson
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAL SOLUTIONS, INC.

(Registrant)

November 14, 2007	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President, and “Acting” Chief Financial Officer