Form 10KSB
period 2007-12-31
PRIMAL SOLUTIONS INC
filed 2008-04-15
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No  ☒

State issuer’s revenues for its most recent fiscal year:	$6,372,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2008:	$1,151,000
Number of shares of common stock ($0.01 par value) outstanding as of the close of business on March 17, 2008:	38,373,634

Transitional Small Business Disclosure Format (Check one):        Yes  ☐      No   ☒

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

PART I

Item 1.	Description of Business

COMPANY BACKGROUND

The Company was incorporated on June 28, 1996 and has one wholly-owned subsidiary, Wireless Billing Systems, (collectively, “Primal” or the “Company”).  For over a decade, Primal’s technology has been deployed at both large and small communications service providers ("CSPs") around the world.  Our core billing, mediation, and rating solutions have been used in 70 paging, cellular, wireline, fiber, and hybrid fibre-coaxial ("HFC") networks to support tens of millions of subscribers and billions of transactions.  With the emergence of Internet Protocol-based communications networks, our capabilities have expanded beyond these traditional back-office solutions to incorporate market-demanded real-time transaction management and analytics capabilities.

OUR BUSINESS FOCUS

We are a leading provider of managed software solutions that enable CSPs to automatically capture, correlate, track, manage, monetize, and analyze their communications transaction data.  Our outsourced solutions and services can be deployed as an overlay solution alongside, and integrated with, existing back-office systems, or as a standalone replacement solution to enable usage-based billing, transaction management, revenue assurance, and analytics.  Our managed solutions contribute to our customers' ability to increase revenue, improve profitability, and control costs.

Our solutions are communication service agnostic and can support voice, data, or video services.  Examples of our broad deployment flexibility include residential and commercial Voice over Internet Protocol  (“VoIP”) telephony, high-speed broadband analytics and billing, marketing analytics, third-party invoice reconciliation and analytics, Internet Protocol (“IP”) peering settlement, wholesale wireless broadband billing, triple-play service billing, short message service ("SMS") and wireless messaging billing, and mobile voice billing.

Our market focus has been the North American cable companies, and other providers of residential and commercial VoIP service.  We maintain strong and collaborative relationships with our customers, which we believe is one of our core competencies and critical to our success.  Our industry leading customers include Time Warner Cable, Bright House Networks, Bresnan Communications, and EarthLink.  During the late 2007, we re-branded our solutions under the "IPC" name to better reflect our solution focus.

Our goal is to establish our IPC platform as the leading platform to drive value from communications services for North American cable companies, internet service providers ("ISPs"), and enterprises.  We believe key competitive differentiators for service providers of IP-based communications services will be the possession of real-time capability for managing transactional data and extracting valuable business intelligence from that data to (i) improve the customer experience, (ii) generate increased revenues, (iii) improve profitability, and (iv) control costs.  Key elements of our growth strategy to achieve our goal include (i) broadening our customer base and expanding offerings to existing customers, (ii) continuing to exploit VoIP industry opportunities, (iii) expanding into the enterprise market, (iv) maintaining our technology leadership, and (v) expanding through select strategic partnerships.

OUR SOLUTIONS

Our IPC platform and outsourced billing, analytics, and audit and compliance capabilities provide a comprehensive solution for managing communications transactions through their entire business lifecycle.  We have designed our solutions to be flexible, scalable, reliable, and high-performing to provide service providers a solution for managing transactions and gaining business insight into a wide variety of communications services.

Our IPC platform, launched in the fall of 2005, moves beyond the capabilities of our field proven mediation, rating, and billing technologies by adding real-time transaction management and analytics capabilities delivered via customizable web portals running on cost effective small footprint Unix computers.

In the communications industry, it is common to see multiple and redundant systems for back-office operations.  These systems often use a variety of technologies that are difficult to integrate with each other.  The result is "silos" of services and operations technology appearing throughout the service provider as new services are introduced, or as new systems are acquired for those services rather than doing costly upgrades to existing systems.  The problem is this not only creates service silos, it also creates information silos that are very difficult to access for business purposes, or to gain a 360-degree view of customer activity.  The common response to this data access problem has been the creation of data warehouses and data marts, which are large repositories of data that are accessed via business intelligence tools.

These multi-million dollar, multiple-year projects run by the information technology ("IT") department often fail to deliver the business value that end-users, such as finance and marketing, desire because these systems are not flexible and require a lot of time and resources to design, build and maintain.  Rapidly changing business conditions and requirements further limit their value as a business tool because the data can be out of sync with current needs.

Our IPC platform and associated solutions, delivered as a managed service, are designed to address this problem by building transaction management and analytics capabilities into the operational systems and thus provide real-time value and a substantially lower overall cost of ownership.

The IPC Platform

The IPC platform goes beyond traditional mediation systems and data warehouses by providing a robust and flexible real-time capability for managing transactional data.  The IPC platform enables automation of business processes, and provides business intelligence to marketing and finance users.  The carrier-grade IPC platform offers the following functionality to the customer, including the ability to:

•	capture transactional data from voice, data and video networks;
•	format, correlate, enhance, and store this data in a “business-usable” form; and
•	retrieve the data for monetization, audit and compliance, or analytic purposes.

In addition, the transactional data can be combined with externally provided demographic data to provide enhanced insight into customer behavior and profiles.

The flexible architecture allows the IPC platform to be quickly tailored to meet the specific business requirements of each customer – whether that customer provides retail or wholesale services to the residential or commercial markets.

The IPC transaction definition capability and correlation engine enable the assembling of transaction data for specific business purposes, the assignment of business rules, and the tracking of the flow of transactions through their entire business lifecycle. Robust monitoring and alerting capabilities are included to enable reacting to conditions in real-time that are defined as outside acceptable parameters.

The advanced web portal capabilities enable delivery of essential business information to both internal user communities and external end customers. Flexible branding, language support, reporting and analytics, and transaction access control allow customers to create custom tailored portals that exactly meet their internal and externally facing business requirements.

Analytics Capabilities

Leveraging actionable intelligence to improve operational efficiency while scaling up new services is increasingly viewed as a competitive edge.  It is complicated, costly, and often dependent on IT priorities when done in-house.  IPC’s analytics capabilities provide a low-cost, quick and easy-to-implement outsourced approach.  We focus on three areas – product profitability, cost control, and tailored solutions for external end customers.

Built on years of operating experience on behalf of our customers and deep insight provided by product marketing experts from the industry, our analytics solutions are designed to answer the questions most important to our customers and provide a positive impact on operational efficiency.  Our analytics solutions are carrier-grade and provide the scalability and performance expected by our largest customers.  We are accustomed to operating transaction repositories where over 15 terabytes of data is actively accessed on a daily basis.

Via our web portal technology, we provide customizable dashboards, graphs, and reports that provide real-time insight into transactional data.  Tailored analytics solutions can be quickly assembled and provided to different internal user communities and to external end customers.  A large library of widgets and reports are available to gain insight into revenue generation and cost control.  All widgets and reports provide drill down capabilities back to the lowest level of detail around a transaction.

As an optional service, transactional data can be combined with demographic information to provide greater insight into customers and their usage patterns or as a value-added service that can be offered to external business customers.

Billing Capabilities

Our standalone pricing and rating engine provides a real-time capability to support monetizing any type of retail or wholesale IP-based voice, data, or video service.  Our rating engine leverages the power of the IPC platform to provide the capability to create pricing plans whether based on usage, transactional, bundles, promotion and incentive, or any other pricing scheme.  N-level hierarchies with customizable billing schemes provides flexibility to support the unique business relationships with resellers, service partners, and corporate clients that change as services mature and evolve, more complex multi-party services are offered, and business models adapt to market conditions.

Product marketing users can simulate, test, and evaluate pricing schemes to ensure maximum market reach and profitability.   The monitoring and alerting capabilities provide real-time notification when conditions, such as wholesale rates or customer usage patterns, have changed and action is needed to protect revenue and profit margin before the problem becomes more serious.

As an overlay solution, our rating engine can provide rated usage to our customers' other business systems, including all the leading cable billing systems.  The solution can also be configured to work with existing installed mediation products rather than using the mediation functionality provided through the IPC platform.

Audit and Compliance Capabilities

All our solutions have audit and compliance capabilities that can be enabled to track and trace transactions through their entire business lifecycle with associated reporting to support internal and external audit and compliance staff.  Our solutions incorporate automation and auditing capabilities that reduce the cost to process and settle multi-party transactions, and ensure accuracy with our customer’s trading partners.

Integration Capabilities

Over the past decade, Primal’s technology has been deployed at both large and small CSPs around the world.  Our solutions have been used in 70 paging, cellular, wireline, fiber, and HFC networks to support tens of millions of subscribers and billions of transactions.  Along the way, our technology became an integrated part of customer networks comprised of hardware and software from all the leading suppliers to the communications industry, including Cisco Systems, Lucent Technologies, Alcatel, Motorola, Ericsson, Qualcomm, Broadsoft, Sylantro Systems, and Nortel Networks.

Today, leveraging our heritage of experience, scalability and reliability, Primal is focused on the challenges associated with IP-based networks.  Our solutions are designed to work well in both hybrid networks with both IP and non-IP network elements, or in pure IP-based networks.  They can be used as overlay solutions in conjunction with existing business support systems ("BSS") and operational support systems ("OSS", or collectively "BSS/OSS"), or as replacement solutions.

Our solutions integrate with a wide range of networks elements including VoIP switches, session border controllers, policy managers, gateways, routers, RKS, call managers, time-division multiplexing ("TDM") switches, code division multiple access ("CDMA") switches, global system for mobile communications ("GSM") switches, cable modem termination system ("CMTS"), and video and pay-per-view systems.  We support a wide range of integration options with downstream business systems such as provisioning, billing, finance, customer relationship management ("CRM"), data warehouses, and fraud management from the major suppliers including Amdocs, CSG Systems, Convergys, Oracle Corporation, Sigma Systems, and JacobsRimmell.

EXAMPLES OF HOW OUR SOLUTIONS ARE USED

Residential VoIP Telephony

We support several of the largest residential VoIP deployments in the market. We work with all the major VoIP technology suppliers, such as Cisco Systems, Siemens, Nortel Networks, Broadsoft, and Sylantro Systems, and all the major BSS/OSS suppliers, such as Convergys, CSG Systems, and Amdocs.

We offer a range of solutions that address all stages in the residential VoIP lifecycle. Our billing solutions can be tailored to work with different business models and network architectures. Our revenue assurance capabilities help maximize revenue capture and control third-party costs. Our analytics solutions are used to better understand end customer’s transactional experiences and pinpoint opportunities to improve profitability.

Commercial VoIP Telephony

Business-class voice services are not a “one size fits all” proposition. The Company’s billing solutions provide the features and flexibility required to handle any type of service package or customer contract arrangement.

Sales channels are critical to success in the commercial voice service market. Our solutions ensure proper pricing and accounting between our customers and their channel partners.  Additionally, we can provide channel partners with capabilities that they can offer to their business customers that improve the customer experience and deliver added convenience.  Our solutions all share a sophisticated account hierarchy structure that enable flexible billing, analytical, and audit capabilities.

Broadband Data Analytics

We offer cable companies with cable access networks based on Cisco CMTS routers a real-time capability to capture, track, monetize, and manage broadband usage. Our solution employs the detailed per-subscriber account and billing information present in the SAMIS-formatted Management Information Bases (“MIBS”), which are embedded in Cisco uBR7246VXR and Cisco uBR10012 universal broadband routers. The SAMIS format is specified within the Data-over-Cable Service Interface Specifications (“DOCSIS”) Operations Support System Interface (“OSSI”) specification and is supported for cable modems compliant with DOCSIS 1.0, 1.1, and 2.0.

Marketing Analytics

Our solutions combine subscriber, usage, financial, and demographic data to create actionable views of product and marketing performance.

We provide dashboards that provide dozens of customizable “widgets”, reports and views that make data easy to understand and act on, and our unique “Widget of the Month Club” monthly subscription service for regular new widget updates. All our solutions offer a real-time monitoring capability that provides alerts whenever rules-driven business thresholds are crossed.

Invoice Reconciliation and Profitability Analytics

Market research indicates that service providers today may be losing a significant percentage of billed revenues and profits from their VoIP and other new IP-based services. A sampling of this leakage for voice services includes such items as overcharges and duplicate invoicing from third party network providers, call detail errors, minutes-of-use discrepancies, unrecoverable third-party charges, and pricing plans that do not account for all the real costs of services used.

Our solution provides high-level as well as microscopic views of all voice traffic, so our customers can thoroughly review third-party settlements and conduct in-depth revenue assurance analysis. Highlights of our solution capabilities include a business rules driven transaction management engine to process and assure the integrity of each end-to-end transaction, “digital microscopes” – data reporting and forensic analysis tools – to create and access the information needed to uncover and address revenue assurance challenges, customizable web portal, reports and dashboard views that make the data easy to understand and act on, and a real-time monitoring capability that can alert users whenever rules-driven business thresholds are crossed.

DEMAND DRIVERS FOR OUR SOLUTIONS

Our solutions are capable of managing a wide variety of transactions across multiple service provider delivery models, allowing us to benefit from increased growth, complexity, and technological change in the communications industry.

For service providers, the cost of not executing well is significant. The evolving competitive environment demands quickly adapting to changes in the market, efficiently managing costs to survive massive price compression, and finding creative and effective ways to maintain fleeting customer loyalty. These new business economics require service providers to form new ecosystems for delivering services, while effectively managing complexity and risk. Service providers must also leverage existing infrastructure investments not by adding or replacing infrastructure, but increasingly by looking to the flexibility offered from outsourced managed solutions.

We believe that growth in VoIP and the increasing importance of commercial services are strongly driving demand for our solutions and services.  Additionally, we see an opportunity to provide our solutions to future high-growth markets such as bundled services (including voice, data, video, and wireless) and digital content.  We support real-time and post-event management of transactional data through the entire transaction lifecycle.  The need for service providers to gain insight into their transactional data efficiently increases demand for our solutions and managed services delivery model.  The critical driver of adoption of our solutions is shifting from a need for cost effective billing infrastructure to a need for real-time business intelligence about customers and their service usage behavior.  In this environment, we believe our managed services capabilities will be a major value-added difference to our service providers and their largest customers.

Adoption of VoIP

IP-based network technologies are transforming the communications marketplace and VoIP applications are just starting to be deployed.  We believe our strong market penetration across new entrants and cable companies positions us well to leverage our existing base and maximize the opportunity for other IP-based services.

Growth in Managed Services delivery model

Our managed services delivery model enables delivery of proprietary solutions over the Internet as a service.  Customers do not have to make large and risky upfront investments in software, extensive implementation services, and additional IT and operational staff.  We implement all upgrades to our software as part of our managed service capability so they are available to benefit our customers immediately and without any additional software upgrade cost.

GROWTH STRATEGY

Our goal is to establish our IPC platform as the leading platform to drive value from communications services for North American cable multiple service operators ("MSOs"), ISPs, and enterprises.  We believe key competitive differentiators for service providers of IP-based communications services will be the possession of real-time capability for managing transactional data and extracting valuable business intelligence from that data to (i) improve the customer experience, (ii) generate increased revenues, (iii) improve profitability, and (iv) control costs.  Key elements of our growth strategy to achieve our goal include:

Broaden Customer Base and Expand Offering to Existing Customers

Our IPC platform and related solutions are designed to be communication service agnostic and address service providers and business models across a range of communications services including voice, high-speed data, and video.  This is a capability we have demonstrated through a broad range of complex implementations, such as residential and commercial VoIP billing, wholesale Wi-Fi/Wi-Max billing, high-speed broadband usage analytics and billing, marketing analytics, invoice reconciliation service and voice profitability analytics, and IP peering settlement services.  We also derive significant growth from our existing customers as they expand the scope and complexity of their service offerings, expand into new distribution channels, and increase transaction and subscriber volumes.  As our customers expand the scope and complexity of their service offerings, they require additional capabilities, which drive enhanced functionality and increasing amounts of transactions and subscribers over our platform.  Many of our customers contract for multiple solutions from us, and we believe we are well positioned to cross-sell additional solutions to customers who do not currently use our full solutions portfolio.  In addition, our customers' increased importance of and expansion into the commercial services market has led to their increased focus on service differentiation, thus providing another opportunity for us to further penetrate into existing customers and attract new customers.  Our customer-facing web portal solutions and analytics solutions for commercial services are examples of service differentiation enablers available to our existing customers and new customers alike.

Continue to Exploit VoIP Industry Opportunities

We believe continued rapid VoIP industry growth and increased service complexity will increase demand for our solutions.  We have seen strong growth in residential VoIP customers and we believe we will see similar growth for commercial VoIP customers.  Being the trusted partner to VoIP industry leaders, including Time Warner Cable, Bright House Networks, and Bresnan Communications, positions us well to benefit from the evolving needs, requirements, and opportunities of the VoIP industry.

Expand into the Enterprise Market

VoIP and other IP-based communications services are being more widely adopted by large and small businesses because of its flexibility, more robust capabilities, and  lower cost.  Many large enterprises possess internal networks capable of providing voice, video and data services to their employees and trading partners.  These companies often have the same need for back office solutions as service providers and would be potential customers for our solutions.  Small and medium sized businesses are increasingly adopting hosted solutions for VoIP and other IP-based services, often contracting with our service provider customers for these solutions.  As our customers and other service providers seek to differentiate their offering, work through new distribution channels, and increase the average revenue per user ("ARPU") on their services, our customer-facing web portal solutions and analytics solutions provide needed capabilities to achieve these objectives.

Maintain Technology Leadership

Our proprietary, patent-pending technology, delivered as a managed service allows service providers to capture, correlate, track, manage, monetize, and analyze communications transactional data, enabling them to increase the effectiveness of acquiring new customers, improve profitability through the service lifecycle, and control third-party costs.  We intend to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and to develop enhanced capabilities and complementary solutions that leverage our platform and competitive strengths.  We believe this will drive increased interest in our solutions by making it more economical for service providers to use us as an outsourced third-party solutions provider.  Additionally, we believe our close relationships with our tier-one customers and partners will continue to provide us with valuable insights into the challenges that are creating demand for next-generation solutions.

Expand through Partnerships

As we explore new opportunities, we continue to look for companies that are complementary to us for strategic partnership that will enable us to either enter new markets or enhance our offerings.

CUSTOMERS

Our typical customers are providers of communications services with a concentration around North American cable companies, such as Time Warner Cable and Bresnan Communications, and ISPs such as EarthLink and American Online.  We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success.  We are generally the only provider of the services we offer to our customers.  Our contracts typically extend up to 60 months in length from execution with volume-sensitive pricing based on subscriber counts or transactions processed.  All of our significant customers may terminate their contracts for convenience upon written notice.  We have long-standing relationships with Time Warner Cable dating back to December 2002, and Bright House Networks dating back to March 2004.  We are the primary provider of outsourced usage-based billing services to Time Warner Cable and Bright House Networks for both their residential and commercial VoIP telephony service under a shared master agreement that ran through December 2007, and which has been automatically renewed for another twelve month period.  Under the terms of this agreement, Time Warner Cable and/or Bright House Networks may terminate its relationship with us for convenience, although we believe they would encounter substantial costs in replacing our outsourced usage-based billing services.  For 2007, we received 65.7% and 14.6% of our revenues from Time Warner Cable and Bright House Networks, respectively, compared to 52.8% and 10.1%, respectively, of our revenues in 2006.  No other customer accounted for more than 10% of our revenues in 2007.

SALES AND MARKETING

Sales

We market and sell our solutions primarily through a small direct sales team and a small number of channel partners who either private label our solutions or who refer sales leads to us for direct contact.  To date, we have concentrated our sales efforts on North American cable companies and other domestic providers of residential and commercial VoIP services.  Following each sale, a team is assigned to provide the contracted managed services and is also used to identify additional sales opportunities within the account.  We generate leads from contacts made through our telesales program, trade shows, seminars, conferences, market research, our web site, customers, partners, and our ongoing public relations program.

Marketing

We focus our marketing efforts on product initiatives, creating awareness of our solutions and generating new sales opportunities.  We base our product management strategy on an analysis of market requirements, customer input, competitive offerings, and projected return on investment made possible through our solutions.  Our product management group is active in numerous industry and technology forums such as CTAM, VON, and TM Forum.  In addition, through our product marketing and marketing communications functions, we manage and maintain our web site, publish solution related communications and educational whitepapers and conduct or participate in webinars.  We also have an active public relations program focused on building awareness of the Company and our solutions.

OPERATIONS AND TECHNOLOGY

We leverage our proprietary IPC platform to deliver carrier-grade services to our customers.  Constructed using a combination of internally developed, licensed, and open source technologies, our platform integrates our billing, analytics, and audit and compliance solutions into a unified system.  The platform is a secure foundation on which to build and offer additional solutions and services and maximize performance, security, scalability, and reliability.

Applications Management Services

We differentiate our services from both internal and competitive offerings by managing the applications environment for our solutions on behalf of our customers at a cost and quality level that provides significant financial and strategic value to our customers, by enabling their staff to concentrate on their higher value core business systems and applications.  We offer management of our solutions locally at our data center, or remotely through a secure high speed connection, either to our customer’s data center or at a third-party facility. Our specialized application management systems, customer care experts, and proprietary automation ensures our solutions are monitored and running optimally 24 hours a day, 7 days a week. This keeps costs down and performance in line with our customer’s business needs.

Business Process Outsourcing (“BPO”) Services

We offer outsourced operations staff to perform the daily business functions normally associated with operating our solutions so our customer’s do not need to hire staff for these tasks and can avoid the labor cost and it’s associated overhead on their books. Our outsourced services provide our customers flexibility and expertise trained in the business processes and knowledge of how to gain maximum value from our solutions. Our BPO service arrangements are custom tailored to meet each customer’s unique business requirements.

Local and Remote Data Center Services

We provide our customers the flexibility to choose to host our solutions at their own data center with Primal providing application management services, to host our solution at a third party co-location facility, or for Primal to host our solutions at our own co-location facility based in Irvine, California.  When we provide local data center hosting services we use our data center partner, Irvine-based Intelenet Communications, who is a SAS-70 Type II certified facility.

Professional Services

We provide professional services to assist the customer in the deployment, tailoring, and customization of our solutions.  Deployment services include planning, business process consulting, training, and implementation support services.  Our solutions can be tailored through configuration options to meet differing business requirements.  When additional functionality that is unique to a customer is requested, we offer customization services to add the needed functionality to our solution.

Customer Support

We offer two types of customer support.  For those customers on annual maintenance agreements because they have traditional software license contracts, we provide customer support staff that act as the initial point of contact for all customer related issues and requests. For those customers on our managed services agreements because they have subscription-based Software as a Service ("SaaS") contracts, we include customer support services as part of the managed services offering.  Our customer’s managed services team provides first level customer support for all customer related issues and requests.

Under both programs, customer support is available 24 hours a day, 7 days per week via phone, email or pager to facilitate the diagnosis and resolution of application and service related issues.  Issues that require further investigation are immediately escalated to our product and infrastructure staff on behalf of the customer to provide the greatest speed of problem resolution and highest level of customer service.

RESEARCH AND DEVELOPMENT

Our research and development team is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware, switch network, and software platforms. Additionally, our research and development team supports pre-sale and customer support activities, in which case related costs are allocated to costs of revenue. Our product management, professional services and sales staff helps our research and development team identify potential new product features.  We spent approximately $1.4 million and $1.5 million on research and development efforts during the fiscal years ended December 31, 2007 and 2006, respectively.

COMPETITION

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions.  We compete primarily on the basis of depth of our domain expertise and our proprietary transaction management capabilities, as well as on the basis of price, time-to-market, functionality, quality, scalability and reliability, and customizable business solutions.  We believe the most important factors making us a strong competitor include:

•	the proven carrier-grade quality, scalability, reliability and performance of our solutions;
•	our ability to quickly deploy and integrate our solutions;
•	our high-quality and high-touch customer service and outsourced business services;
•	the overall value of our solutions; and
•	the references of our customers.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally.  Many of our customers are subject to regulation by the Federal Communications Commission ("FCC").  Changes in FCC regulations that affect our existing or potential customers could lead them to increase spending on our solutions, such as adding support for customer proprietary network information ("CPNI") requirements, or lead them to spend less on our solutions.  In the event that this leads them to spend less on our solutions this would reduce our revenues and could have a material adverse effect on our business, financial condition or results of operations.

INTELLECTUAL PROPERTY

We rely upon a combination of U.S. patent, trade secret and trademark law to protect our intellectual property. We currently have one U.S. patent related to billing and mediation technology and six U.S. registered trademarks. In addition, the Company has submitted the relevant paperwork in order to register two new trademarks and issue one new patent. The table below summarizes our material intellectual property either currently registered or pending registration.

Type of Intellectual Property	Intellectual Property Name	Status
Patent	Cellular Telephone Real Time Account Administration System	Issued
Patent	Systems and Methods for Tracking IP Transactions	Pending
Trademark	CONNECT CCB	Registered
Trademark	OUT FRONT	Registered
Trademark	PRIMAL	Registered
Trademark	PRIMAL ACCESS IM	Registered
Trademark	PRIMAL CONNECT CCB	Registered
Trademark	PRIMAL SOLUTIONS LOGO, NO IP TRANSACTION LEFT BEHIND	Registered
Trademark	IP CORRELYTICS	Pending
Trademark	KPIPAK	Pending

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

EMPLOYEES

As of March 17, 2008, the Company had 21 full-time and 2 part-time employees, none of whom is represented by a union. The Company believes that its relationship with its employees is good.

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

A substantial portion of our revenue has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. During the twelve months ended December 31, 2007, the Company had two customers that individually accounted for more than 10% of our total revenues.  These customers represented approximately 65.7% and 14.6%, respectively, of total revenues for the year ended December 31, 2007.

The loss of any customer or failure of an anticipated contract to materialize could cause our business to be harmed.  If a large contract is deferred, expires, or is cancelled pursuant to early termination clauses that enable customers to terminate its contract without cause, and we are unable to replace the resulting loss of revenue associated with a large customer, our operations and financial condition would be materially adversely affected.  In December 2007, the original five-year master software license agreement with our largest customer expired and was automatically renewed for a one-year period, ending in December 2008, and remains subject to a right of termination upon thirty days' written notice for any or no reason.

If we are exposed to costs beyond our expectations, or if cash flow generated from existing contracts does not meet our expectations, our business and financial condition could be seriously harmed.

We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. However, if these sources of cash are insufficient, or if we are exposed to unexpected costs, we may have to raise additional funds to pay outstanding indebtedness and fund our other liquidity needs.  Pursuant to the senior convertible notes payable to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively, "SSF"), we are required to make quarterly principal and interest payments beginning in June 2008.  If we are unable to pay our indebtedness when due, our lenders (including SSF) may be permitted to accelerate maturity and exercise other remedies. There can be no assurance that we will have access to additional financing on acceptable terms, or at all, should the need arise. If we are unable to obtain additional financing as needed, our business and financial condition would be materially adversely affected.

If our customers with multiple-year recurring revenue contracts experience a decline or lack of volume, our revenue could be harmed.

An increasing number of our contracts with new customers are multi-year agreements and include recurring license and service fees. Our subscription-based pricing model for recurring software licensing and product support and upgrades fees for our solutions allows our customers to pay a monthly fee based on the then-current number of subscribers and/or transaction volumes associated with our solutions, as compared to an up-front one-time license fee. Under this subscription-based recurring revenue model, our revenue from customers is expected to increase as their subscriber base and/or transaction volumes grow and, thus, related revenue from these customers is expected to be low in the early part of the customer contracts and higher in later years. If our customers do not or are not able to increase the number of subscribers as they expect, our future revenues could be harmed.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by one or more of the following:

•  customer unwillingness to implement our outsourced software solutions;
•  any delays or difficulties that we may incur in completing the development and introduction of our planned solutions or solution enhancements;
•  our customers’ inability to raise capital to finance their business plans and capital expenditures;
•  new product introductions by our competitors;
•  any failure of our solutions to perform as expected;
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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of investors and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

•
the timing and volume of orders for our outsourced billing solutions. Customers typically order our billing solutions only after other vendors have provided the infrastructure for their communications network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for our outsourced billing solutions and related services by customers;

•  the ability of our customers to expand their communications operations and increase their subscriber base, including their ability to obtain financing;
•  changes in our pricing policies or competitive pricing by our competitors;
•  the timing of releases of new products by manufacturers of communications equipment with which our solutions operate; and
•  the timing of product introductions by competitors.

We have difficulty predicting the volume and timing of orders from new customers. For example, we expect an increasing percentage of our total revenues will come from outsourced analytics solutions and related services, but the markets for these products are in their early stages of development and are therefore unpredictable. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our growth depends on the commercial acceptance of our outsourced solutions for IP networks, and it is uncertain to what extent the market will accept these solutions.

Our future growth depends on the commercial success of our outsourced solutions. Substantially all of our revenues are derived from licensing and support for these outsourced solutions and related services. We sell our outsourced solutions and related services primarily through our direct sales force. Our business will be harmed if our target customers do not adopt and subscribe to our outsourced solutions. Our future financial performance will also depend on the successful development, introduction and customer acceptance of our outsourced software solutions for IP networks. We are not certain that our target customers will widely adopt and deploy our outsourced software solutions in their communications operations. Our financial success and our ability to increase revenues in the future may depend considerably on the productivity of our direct sales force. Our future revenues will also depend on our customers’ subscription fees increasing for additional billable units, such as increased subscribers or additional event records. Their failure to do so could harm our business.

Our lengthy sales cycle makes it difficult to anticipate the timing of sales, and revenue may vary from period to period.

The sales cycle associated with our outsourced solutions can be lengthy, and the time between the initial proposal to a prospective customer and the signing of an agreement can be as long as one year. Our outsourced solutions involve a commitment of time and internal resources that may be significant to the customer. In addition, market conditions have lengthened the sales cycles associated with our solutions. These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

If the VoIP and managed services markets do not expand as we anticipate, our future growth and success could be limited.

The offerings provided by communications service providers (“CSPs”) using IP networks are rapidly changing. We believe this market shows signs of growth opportunities for our products and services. However, the revenue opportunities in the market are dependent on certain factors, including the following:

•  the adoption of VoIP services by the consumer and commercial businesses;
•  the adoption of managed services rather than traditional software licensing;
•  the timing of the providers offering VoIP services;
•  our contracts having volume-based characteristics;
•  our ability to enable our solutions to conform and comply with industry standards;
•  new competitors we might encounter; and
•  changes to technical specifications before our solutions are accepted.

If the market does not grow as we expect, our future growth and success could be limited.

Our future success depends on our ability to retain and attract qualified personnel.

We may not be able to retain, or attract and assimilate highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our operations and development teams. This productivity will depend to a large degree on our success to retain, recruit, and train qualified operations and technical resources. Our business will be harmed if we fail to retain or hire qualified personnel, or if newly hired employees fail to develop the necessary skills or develop these skills more slowly than we anticipate.

Loss of our senior management could harm our business if we are unable to hire suitable replacements.

Our Chief Executive Officer and Chief Operating Officer are responsible for all executive management decisision in our Company. Our future success depends to a significant extent on the continued services of this senior management. If we lose the services of either of our senior management and are unable to hire suitable replacements, our business could be harmed. Our success also depends in large part on our ability to motivate and retain senior management. Significant turnover of our senior management could hinder our ability to serve our existing customers effectively and compete for new business, either of which could adversely affect our business and results of operations.

Certain segments of the communications industry are experiencing consolidation, which may reduce the number of potential clients for our solutions.

Certain segments of the communications industry continue to experience significant consolidation, which may result in fewer potential clients for our solutions and result in increasing the level of competition for new customers. We cannot be certain that we will not lose clients as a result of consolidation of certain areas of the communications industry. In addition, larger CSPs have strengthened their purchasing power, which could create pressure on the prices and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related OSS into one system, reducing the number of vendors needed. We have sought to address this situation by continuing to market our solutions and services to new clients and by working with major CSPs to provide outsourced software solutions and services that they need to remain competitive.

If large CSPs consolidate their software vendors, our business may be harmed.

We believe large CSPs are seeking ways to reduce operating costs. Many CSPs have a large number of operating support systems from a variety of suppliers. In an effort to reduce operating costs, the CSPs could choose to reduce the number of software vendors they use to gain efficiencies. We could lose customers if we are not selected as a surviving incumbent software vendor. In addition, our ability to sell our outsourced solutions and related services to the large CSPs could be limited if we had to compete directly with an incumbent software vendor with greater resources.

If we do not continue to improve our outsourced software solutions or our solutions are not able to integrate and operate successfully with the communications equipment of the leading manufacturers, we may be unable to maintain our existing customers and/or generate new sales.

If we do not continue to improve our outsourced software solutions and develop new software solutions that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to maintain existing customers and/or attract new customers.

Additionally, the success of our outsourced software solutions depends upon the continued successful integration and operation of our software solutions with the communications equipment of the leading manufacturers. We currently target a customer base that uses a wide variety of communications network infrastructure equipment and software platforms, which are constantly changing. As such, we must continually modify our software solutions as new communications equipment is introduced. If our solutions fail to satisfy these demanding and rapidly changing technical challenges, our business may be harmed.

We face intense competition from companies that may have greater resources than we do and, if we are unable to compete with them effectively, then our business may suffer.

The market for our products is very competitive. We compete in the VoIP, broadband, cable, commercial telecommunications, and wireless broadband markets with other companies that provide solutions for IP transaction management, transaction archiving, triple-play, mediation, pricing and rating, partner settlement, revenue assurance, pricing plan analysis, business intelligence, dashboards, and analytics. Also, the internal information technology departments of larger communications companies may elect to develop products in-house similar to those provided by our outsourced solutions.

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

Some of our software solutions contain open source software, which may be subject to restrictive open source licenses and harm our business.

Certain of our outsourced software solutions use open source software. Open source software is software that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make all or part of the source code of our derivative products available to the public free of charge and/or to license such derivative product under a similar open source software license. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software solutions may be available to others without charge. If this happens, our customers and our competitors may have access to our software solutions without cost to them, which could harm our business.

Claims by others that we infringe on their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

Third parties may claim that our current or future software solutions or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our outsourced software solutions. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our outsourced software solutions and could seriously harm our business.

Because we use open source software in some of our outsourced software solutions, we may incur expenses in defending claims that we did not abide by the open source software license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source software from our solutions. Such events could disrupt our operations and the sales of our solutions, which would negatively impact our revenues and cash flow.

If our outsourced software solutions contain errors or our software product development is delayed, our business will suffer.

We face possible claims and higher costs as a result of the complexity of our outsourced software solutions and the potential for undetected errors. Due to the importance of our outsourced solutions to our customers’ operations, undetected errors are of particular concern. Computer software such as ours may contain undetected errors. In addition, the open source software that we incorporate into our solutions may contain undetected errors. Because this software was used pursuant to an open source license, such software is not covered by a warranty. If there are any errors in our product or the open source software that we use, we will be required to expend resources to correct any errors, defects or design flaws. The implementation of our solutions, which we accomplish through our services division, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our outsourced software solutions contain significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

In general, we attempt to enter into agreements with our customers that contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, we attempt to enter into agreements that cap the amounts recoverable for damages to the amount paid by the licensee to us for the product or service giving rise to the damages. However, all domestic and international jurisdictions may not enforce these limitations. Not all of our agreements may contain such provision. We may encounter product liability claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

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

The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled services, such as wireless, wireline, data, and video. Those changes could in turn subject us to increased pricing pressures, decrease the demand for our outsourced software solutions and services, increase our cost of doing business or otherwise have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

A related group of institutional investors beneficially owns approximately 57.3% of our voting stock and possesses the right to designate one person for election to our Board of Directors.

As of March 17, 2008, SSF beneficially owns approximately 57.3% of our outstanding common stock. As a result of such ownership, SSF may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. Additionally, SSF has the right to designate one person for election to our Board of Directors. SSF’s ownership interest may delay or prevent an acquisition or cause the market price of our stock to decline.

As a result of the agreements related to the private placement in March 2006 (the "March 2006 Private Placement") and the private placement in April 2006 (the "April 2006 Private Placement" and collectively, the "2006 Private Placements"), our ability to engage in or enter into a variety of transactions is restricted.

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

Conversion of outstanding convertible notes and exercise of outstanding warrants by SSF could cause substantial dilution.

As of March 17, 2008, SSF held outstanding convertible notes convertible into approximately 15.2 million shares of common stock (assuming all accrued and unpaid interest as of March 17, 2008 is paid in shares of common stock) and warrants to purchase approximately 15.6 million shares of common stock.  To the extent SSF converts the notes and/or warrants, stockholders will incur additional dilution.

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

Item 2. Description of Property

We do not own any real estate properties.  In May 2007, we entered into a new lease agreement for approximately 10,000 square feet of office space in Irvine, California. Our monthly rent obligation is $20,000 from May 2007 through April 2008 and increases to $21,000 from May 2008 through April 2009. Beginning in May 2009, the monthly rent is $22,000 with an increase to $23,000 from May 2011 through the end of the lease in April 2012.  For the first three quarters of 2007, we leased an executive suite in Amsterdam, The Netherlands under a month-to-month arrangement for approximately $1,000 per month.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding, other than routine litigation related to collections.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

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

	High	Low
Fiscal year ended December 31, 2007
First quarter	$0.19	$0.06
Second quarter	$0.10	$0.06
Third quarter	$0.12	$0.08
Fourth quarter	$0.08	$0.03

Fiscal year ended December 31, 2006
First quarter	$0.18	$0.12
Second quarter	$0.13	$0.07
Third quarter	$0.20	$0.07
Fourth quarter	$0.23	$0.07

As of March 17, 2008, there were approximately 287 holders of record of our common stock.

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

OVERVIEW

For the fiscal year ended December 31, 2007, we increased operating income by $3.2 million, as well as reduced our net loss by $2.9 million, when compared to the same period in 2006.  Net revenue increased $724,000 during the fiscal year ended December 31, 2007 to $6.4 million, as compared to $5.6 million in 2006.  Additionally, we were able to manage and reduce our operating expenses by $2.4 million during 2007.  The net loss of $290,000 for the fiscal year ended December 31, 2007 includes $686,000 of non-cash expenses incurred as part of the accounting for the private placements in 2006.

The year-to-date subscriber counts for our customers under the subscription-based revenue model increased 63% over the same period in 2006. Additionally, we expanded our revenues within existing accounts while continuing to focus on managing operating costs to keep them in line with expected revenues.

As of December 31, 2007, our working capital deficit balance decreased by $91,000 to $2.3 million, as compared to a working capital deficit of $2.4 million as of December 31, 2006. The overall decrease was primarily due to the reduction in current liabilities as a result of our efforts to manage operating expenses as well as payments of $556,000 made against accrued wages and full paydown of $350,000 against current debt obligations.  The decrease in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

The $250,000 promissory note due to Special Situations Private Equity Fund, L.P. (the "December 2007 Note") was amended during the second quarter of 2007 to extend the maturity date from June 27, 2007 to October 2, 2007.  On the new maturity date, we paid this obligation in full, including the principal balance and the accrued interest.

In February 2008, we settled our debt obligation originally with Spieker Properties, L.P. (the "Spieker Obligation") for $200,000.  The outstanding balance at the time of settlement totaled $337,000.  Additionally, the outstanding note in the amount of $982,000 due to CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly known as Lightbridge, Inc., the successor by way of merger to Corsair Communications, Inc.) was also fully settled for $100,000 on April 15, 2008.  The agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event , or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

Effective March 31, 2008, we amended the senior convertible notes payable to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively, "SSF"), amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the five unsecure adjustable promissory notes collectively payable to SSF to cover the liquidated damages related to the March 2006 private placement (the "Liquidated Damages Notes").  The aggregate outstanding principal and interest balance for the Liquidated Damages Notes totaled $126,000 as of March 31, 2008.

In 2008, we are focused on converting new sales opportunities to augment cash receipts from existing contracts.  We believe that existing cash balances combined with cash generated from existing and currently anticipated contracts will be sufficient to support our working capital requirements through at least the next twelve months. We expect continued growth in our customers’ subscriber counts and continue to maintain our operating costs in light of expected revenues.

We cannot, however, be certain that existing contracts will continue or that currently anticipated contracts will materialize, that cash generated from future operations will be adequate to support our working capital requirements or that our cost-maintenance activities will be adequate or possible.

Historically, our sources of liquidity primarily have been cash from operations and financing activity. In 2008, we expect our sources of liquidity will continue to include cash from operations.  We generated net cash of $485,000 from operations during the year ended December 31, 2007.

Pursuant to the private placement in March 2006 (the "March 2006 Private Placement") and the private placement in April 2006 (the "April 2006 Private Placement" and collectively, the "2006 Private Placements"), we entered into certain agreements that contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	$	%

Net revenues	$6,372,000	$5,648,000	$724,000	12.8%

Cost of revenues	1,747,000	2,533,000	(786,000)	(31.0)%
Research and development	1,436,000	1,499,000	(63,000)	(4.2)%
Selling, general and administrative	2,604,000	4,186,000	(1,582,000)	(37.8)%
Total costs	5,787,000	8,218,000	(2,431,000)	(29.6)%

Gain (loss) from operations	585,000	(2,570,000)	3,155,000	122.8%
Interest and other expense, net	(872,000)	(590,000)	282,000	47.8%
Loss before income taxes	(287,000)	(3,160,000)	2,873,000	(90.9)%
Income tax provision	3,000	2,000	1,000	50.0%
Net loss	$(290,000)	$(3,162,000)	$2,872,000	(90.9)%

Supplemental data:
Depreciation and amortization	$104,000	$126,000	$(22,000)	(17.5)%

REVENUE

We derive our revenues from three sources:  (1) subscription revenue, (2) upfront software license fees and related support revenue, and (3) professional services and other revenue. A majority of revenue comes from multi-year, subscription-based agreements, with a smaller percentage of our revenue coming from upfront license and related maintenance agreements.  Under the subscriber-based recurring revenue model, related recurring subscription revenue will increase over time if the customers' subscriber bases increase.

Total revenues for the fiscal year ended December 31, 2007 were $6.4 million, an increase of $724,000, or 12.8%, from $5.6 million for the same period in 2006.  There was an increase of $1.4 million in the recurring subscription fees as the subscriber base of our customers increased during 2007.  This was offset with the decrease in the two other sources of revenue.  Total revenues from our current largest customer represented approximately 66% and 53%, respectively, of total revenues for the fiscal years ended December 31, 2007 and 2006.

Subscription Revenue

Subscription revenue consists of monthly fees for access to our software and related support, monthly fees for application management services, monthly fees for business process outsourcing (“BPO”) services, and monthly fees for hosting our software on the customer’s hardware.  Under our subscriber-based recurring revenue model, monthly fees for access to our software and related support are volume sensitive and generally are based on the number of subscriber count.  This recurring revenue is expected to be low in the early period of the contracts and higher in the later period.  Under the monthly subscription, a customer gains rights to unspecified product upgrades, maintenance releases, and patches released during the related month.  Product support includes internet and telephone access to technical support as well as on-site visits.  The monthly fees for application management services, BPO services, and hosting services are typically fixed-fee arrangements.

For the fiscal year ended December 31, 2007, subscription revenue was $4.7 million, 74% of total revenues, an increase of $1.4 million from $3.3 million, 58% of total revenues, for the same period in 2006.  The increase was primarily the result of an increase in subscriber count base of approximately 63% from our existing customers as well as a full-year contribution from new 2006 customers.

Upfront Software License and Related Maintenance Revenue

The upfront software license revenue consists of one-time license fees charged to our customers for their use of our software as well as license upgrade charges.  The related maintenance revenue is from providing software support and maintenance and is recognized ratably over the maintenance period.  It begins after the ninety-day warranty period has expired and the customer has purchased software and maintenance.  Under our maintenance agreement, a customer gains rights to unspecified product upgrades, maintenance releases, and patches released during the term of the support period.  Product support includes internet and telephone access to technical support as well as on-site visits.

For the fiscal year ended December 31, 2007, upfront software license and related maintenance revenue represented 9% of total revenues, a decrease from 14% of total revenues for the same period in 2006.  This decrease was due to the growing contribution by subscription-based customers to total revenue as well as the nonrenewal of legacy maintenance agreements.  The Company expects to continue to support existing customers but will not actively seek new sales contracts under this pricing model.

Professional Services and Other Revenue

Professional services revenue is comprised of fees associated with implementation services, consulting, customization projects as well as training.  Professional services revenue is nonrecurring in nature and can fluctuate with the volume of new customer sales as well as customization projects of existing customers.  Other revenue consists of sales of third-party software and hardware which are not material in amount or frequency.

Professional services revenue was $953,000, or 15% of total revenue, for the fiscal year ended December 31, 2007, as compared to $1.3 million, or 24% of total revenue, for the same period last year. The net decrease was largely due to the one-time implementation revenue of $703,000 recognized last year for the then-new customers, offset by a rise in customization projects for existing customers of $310,000.

For the fiscal year ended December 31, 2007, other revenue was $154,000, compared to $195,000 for the fiscal year ended December 31, 2006.

Concentration Risk

For the fiscal year ended December 31, 2007, we had two customers who individually accounted for more than 10% of our total revenues in the amount of $4.2 million and $928,000, respectively. In the same period last year, we had three customers who individually accounted for more than 10% of our total revenues in the amount of $3.0 million, $613,000, and $568,000, respectively.

EXPENSES

During the fiscal year ended December 31, 2007, we continued our focus on managing and reducing our costs in an effort to keep them in line with expected revenues.  For the fiscal year ended December 31, 2007, operating expenses decreased by $2.4 million, or 30%, as compared to the same period in 2006. During the fiscal year ended December 31, 2007, the decrease of $786,000 in cost of revenue was primarily due to a decline in labor-related expenses from the same period in 2006.  Additionally, we incurred certain one-time administrative costs of approximately $231,000 during 2006 related to the 2006 Private Placements, offset with a full year of non-cash expenses in the amount of $686,000 which we charged to interest expense.  We incurred interest expense of $76,000 during the same period for the related $1.5 million senior secured convertible note.  Lastly, we realized a decrease in total stock option compensation cost, as required by SFAS 123R, which totaled $118,000 for the fiscal year ended December 31, 2007, compared to $351,000 for the same period in 2006.

Cost of Revenues

The cost of revenue consists primarily of the costs of full-time personnel and outside contractors associated with providing the different types of services offered.  Additionally, the network cost to support hosting services and the cost of third-party software or hardware resold to customers are included in cost of revenues.

The cost of revenue decreased $786,000 to $1.7 million for the fiscal year ended December 31, 2007, as compared to $2.5 million for the fiscal year ended December 31, 2006.  The decrease was a direct result of the cross-product training program for our technical staff that began in 2006. The cross-training allows more flexibility to meet shifting customer and market demands around our products and services. During 2007, we were able to better utilize overall headcount while maintaining the required attention to each of our customers.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.

Research and development expenses decreased $63,000 to $1.4 million for the fiscal year ended December 31, 2007, as compared to $1.5 million for the fiscal year ended December 31, 2006.  The net decrease primarily resulted from a decrease in use of outside contractors.

Selling, General and Administrative

Selling expenses consist primarily of sales and marketing personnel costs, travel related costs, public relations, and outside sales support. General and administrative expenses consist primarily of public company related expenses, professional fees, and employee salaries and related expenses for executive, finance, administrative, facilities and information services personnel.

Sales and marketing expense for the fiscal year ended December 31, 2007 was $757,000, a decrease of $1.2 million from $1.9 million for the same period in 2006.  During 2007, we significantly downsized our sales force and shifted our focus to a small direct sales team, which resulted in a decrease in labor and related costs of $1.1 million for the fiscal year ended December 31, 2007.  Additionally, marketing related costs declined $74,000 in 2007 compared to 2006 due to a reduction in recurring marketing program costs.

General and administrative expense for the fiscal year ended December 31, 2007 was $1.8 million, a decrease of $416,000 from $2.3 million for the same period in 2006. During 2006, the Company had two private placement transactions that resulted in higher professional services costs as well as liquidated damages of $123,000.  Additionally, the Company continued its efforts to manage costs, including legal costs and public company costs.

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale of assets.  Interest expense also includes the amortization of the debt discount resulting from the warrants issued in connection with the 2006 Private Placements, the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.  Additionally, in 2006, the change in the fair value of the warrants recorded as liabilities is reflected as other income or expense.

Interest and other expenses, net was $872,000, an increase of $282,000 for the fiscal year ended December 31, 2007 as compared to $590,000 for the fiscal year ended December 31, 2006.  The increase was primarily due to the impact of the recognizing twelve months’ of expenses associated with the 2006 Private Placements in 2007 compared to nine months in 2006.  Additionally, the interest expense associated with the operating note executed in December 2006 and paid in full in October 2007 totaled $21,000 for the fiscal year ended December 31, 2007.

Income Tax Provision

The income tax provision for the fiscal years ended December 31, 2007 and 2006 consisted of the minimum state taxes due to the operating losses for these years.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended December 31, 2007 was $104,000, a decrease of $22,000 from $126,000 for fiscal year ended December 31, 2006.  This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated at the beginning of 2007.

LIQUIDITY AND CAPITAL RESOURCES
			Increase/(Decrease)
	December 31, 2007	December 31, 2006	$	%
Cash and cash equivalents	$524,000	$382,000	$142,000	37%
Restricted cash	—	103,000	(103,000)	(100)%
Accounts receivable	137,000	268,000	(131,000)	(49)%
Cash, cash equivalents and accounts receivable	661,000	753,000	(92,000)	(12)%
Current assets	805,000	995,000	(190,000)	(19)%
Accounts payable and accrued expenses	965,000	1,397,000	(432,000)	(31)%
Current portion notes payable	632,000	741,000	(109,000)	(15)%
Deferred revenue	172,000	220,000	(48,000)	(22)%
Senior convertible debt, net of discount	1,323,000	—	1,323,000	100%
Warrant liability	—	1,015,000	(1,015,000)	(100)%
Current liabilities	3,092,000	3,373,000	(281,000)	(8)%
Working capital deficit	(2,287,000)	(2,378,000)	(91,000)	(4)%
Noncurrent liabilities	764,000	1,247,000	(483,000)	(39)%

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $92,000 at December 31, 2007 from $753,000 at December 31, 2006, primarily due to the paydown of two debt obligations during 2007, offset by the cash provided by operations.  On December 31, 2006, we held restricted cash of $103,000 pursuant to a loan agreement with First Regional Bank, which was paid in full in February 2007 and the restricted cash transferred to our operating account.  Furthermore, the operating note of $250,000 executed in December 2006 was paid down in full in October 2007.  On December 31, 2007, the accounts receivable balance was $137,000, a decrease of $131,000, or 49%, from the balance of $268,000 on December 31, 2006. Our customers continue to take advantage of discount terms for early payment for the monthly subscription billings.  However, customers are not consistently utilizing the early payment option for professional services.  As such, the overall decrease in professional services revenue during fiscal year 2007 is consistent with the decrease in the year-end accounts receivable balance.

Liabilities

Accounts payable and accrued expenses decreased by $432,000 to $965,000 at December 31, 2007 from $1.4 million at December 31, 2006 largely due to disbursements of $556,000 against accrued wages made during the fiscal year ended December 31, 2007 as well as the timing of payments of outstanding invoices and other accruals.  The decrease is also attributable to the steady decrease in operating expenses for the fiscal year ended December 31, 2007.

Pursuant to the registration statement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement had not been declared effective by the agreed-upon date.  In April 2007, we executed five unsecured adjustable promissory notes to SSF in the principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively, to cover these liquidated damages.  The original issuance date of these promissory notes is December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrued at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. As of December 31, 2007, the aggregate outstanding balance of the five notes totaled $119,000 and is classified as a current liability.  The principal and accrued interest balances were due in full on March 31, 2008.  On April 1, 2008, we paid the outstanding aggregate principal balance of $119,000 plus the related accrued interest in full.

During the second quarter of 2007, the promissory note in the amount of $250,000 due to Special Situations Private Equity Fund, L.P. was amended to extend the maturity date from June 27, 2007 to October 2, 2007.  On the amended maturity date of October 2, 2007, we paid the principal balance plus the related accrued interest in full.

In February 2007, we paid the $100,000 note payable to First Regional Bank in full. Under the amended agreement, we opened a savings account as collateral against the outstanding loan balance. With the full paydown of the note, the restricted cash balance of $103,000 was released.

Based on the amended terms of the note held by CyberSource, we were required to make principal and interest payments of $22,000 beginning in July 2007 through November 2011.  At the end of 2007, these monthly principal and interest payments of $22,000 for the second half of 2007 remained outstanding.  On April 15, 2008, we entered into a settlement agreement with CyberSource and paid $100,000 in full settlement of the outstanding note.  As of December 31, 2007, the outstanding principal balance was $982,000 and the related accrued interest balance was $39,000.  The agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event, or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

As of December 31, 2007, the total outstanding principal and accrued interest balance related to the Spieker Obligation was $337,000 and was classified as a current liability.  The Spieker Obligation was a result of an amendment to our lease agreement. The total outstanding principal and accrued interest balance was due on April 30, 2007, the end of the lease term.  During 2007, the office building was sold to a new owner, and in May 2007, the Company moved its corporate office to another office building that is not owned or managed by the same landlord.  In February 2008, we paid $200,000 in full settlement of this outstanding obligation.

Deferred revenue on December 31, 2007 decreased $48,000, or 22%, to $172,000, as compared to $220,000 on December 31, 2006. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services. In 2006, the subscriber rate for an existing contract was downwardly adjusted pursuant to the sales contract and resulted in a prepayment balance of $46,000 at December 31, 2006. This deferred revenue was ratably applied against the monthly billings in 2007 and had been fully applied by the end of 2007.  This decrease was offset with an increase which resulted from the timing of monthly recognition of revenue as the related service is provided and future invoice billings.

Effective March 31, 2008, we amended the senior convertible notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the Liquidated Damages Notes.  The aggregate outstanding principal and interest balance for the Liquidated Damages Notes totaled $126,000 as of March 31, 2008.

On January 1, 2007, we adopted FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"). Pursuant to EITF 00-19-2, we reversed the warrant liability related to our 2006 Private Placements. The warrant liability of $1.0 million on December 31, 2006 reflected the fair value of the warrants issued as part of the 2006 Private Placements that are being accounted for as liabilities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Cash Flows

Net cash provided by operating activities of $485,000 for the fiscal year ended December 31, 2007 resulted primarily from a net loss of $290,000 that included non-cash expenses for stock-based compensation of $118,000 and non-cash expenses of $686,000 related to the 2006 Private Placements as well as a net decrease in operating liabilities over operating assets of $140,000. Net cash used by operating activities of $2.0 million for the fiscal year ended December 31, 2006 resulted primarily from a net loss that included non-cash expenses for stock-based compensation of $351,000 and non-cash expenses of $457,000 related to the 2006 Private Placements, coupled with decreases in current assets and current liabilities.

For the fiscal year ended December 31, 2007, net cash used in investing activities totaled $22,000, compared to $10,000 for the same period in 2006.  Net cash used for the fiscal year ended December 31, 2007 and 2006 was primarily due to the acquisition of capital equipment.

Net cash used in financing activities for the fiscal year ended December 31, 2007 was primarily due to the paydown of First Regional Bank promissory note in the amount of $100,000 and the operating note in the amount of $250,000.  The settlement of the First Regional Bank promissory note released the restricted cash held as collateral plus the accrued interest.  The change from the net cash provided in financing activities for the fiscal year ended December 31, 2006 of $1.6 million was primarily due to the March 2006 Private Placement, which provided gross proceeds of $1.5 million and net proceeds of $1.4 million.  In addition, we received $175,000 of gross proceeds from the April 2006 Private Placement and $250,000 from the December 2007 Note during the fiscal year ended December 31, 2006. Also, repayments on notes payable and capital lease obligations totaled $74,000 during the fiscal year ended December 31, 2007, as compared to $69,000 during the fiscal year ended December 31, 2006.

The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,679,000	$883,000	$534,000	$262,000	$—
Senior convertible debt	1,519,000	1,519,000	—	—	—
Operating lease obligations	1,210,000	293,000	555,000	362,000	—
	$4,408,000	$2,695,000	$1,089,000	$624,000	$—

There were no commercial commitments outstanding as of December 31, 2007.

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

Pursuant to a registration rights agreement entered into as part of this private placement, we filed a registration statement, registering for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants on May 1, 2006.  The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, we owed liquidated damages of $4,000 to the non-director investor.  We paid the liquidated damages plus accrued interest payable to the non-director investor in October 2007.  In addition, we will be required to maintain and update the registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable. If we do not keep such registration statement current, we may be required to pay additional liquidated damages to the non-director investor.

March 2006 Private Placement

On March 31, 2006, we completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million shares of our common stock to SSF. The Notes were due March 31, 2008 and interest was paid semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  Upon election of SSF, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes may be converted into shares of our common stock at a conversion price of $0.10 per share. The warrants to purchase our common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Effective March 31, 2008, we amended the Notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the Notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between us and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the Liquidated Damages as discussed below.  The aggregate outstanding principal and interest balance for the Liquidated Damages Notes totaled $126,000 as of March 31, 2008.

Pursuant to a Registration Rights Agreement entered into between us and SSF as part of this private placement, we filed a registration statement, registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006.  The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by  the agreed-upon date of July 16, 2006, we owed liquidated damages of $119,000, collectively, to SSF.  We paid the liquidated damages plus accrued interest payable to SSF on April 1, 2008.   In addition, we will be required to maintain and update the registration statement as necessary in order to keep such registration statement current so that these shares of common stock are freely tradable.  If we do not keep such registration statement current, we may be required to pay additional liquidated damages.

As a result of certain anti-dilution provisions triggered by this private placement, certain purchasers in the private placement completed in June 2004 (the “June 2004 Private Placement”) were issued 1,713,859 additional warrants to purchase shares of the our common stock and the exercise price of the 6,869,566 outstanding warrants originally issued to these purchasers was repriced from $0.28 to $0.22 per share. All warrants issued pursuant to the June 2004 Private Placement expire in June 2009.

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

Revenue Recognition—The Company derives revenues from three sources:  (1) subscription revenue, (2) upfront software license fees and related support revenue, and (3) professional services and other revenue.  The Company typically enters into a multiple element arrangement with the customer under either a Software as a Service (“SaaS”) agreement or a license and maintenance agreement.   These agreements include professional services fees for installation, training and customization.  Both types of agreements are based on the customer’s number of subscribers or a similar measure.

The Company recognizes revenue based on the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Revenue is recognizable when: (1) the Company enters into a legally binding arrangement with a customer; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

The Company assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. The Company’s standard payment terms are net 30 or net 60. Payments that are due within six months are generally deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

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

The Company typically enters into a multiple element arrangement with its customers which includes a license for the Company’s software, post-warranty maintenance fees for technical support and product updates, and professional services fees for installation, training and customization.  Most professional services are sold separately and are all based on time spent and materials used.  The Company evaluates whether the elements within the arrangement qualify for separate accounting pursuant to the cited accounting guidance above. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

Otherwise, if a multiple element arrangement does qualify for separate accounting, the Company recognizes revenue based on the following:

Subscription revenue— Under a SaaS contract, the Company licenses the software under a monthly subscription that includes maintenance support.  The monthly subscription fee can also include application management and/or hosting the Company’s software on the customer’s hardware.  The subscription revenue is principally based on a contractual price per subscriber or similar measure, and the monthly billing is based on the monthly subscriber volume for each reporting period.  Under this type of arrangement, the Company recognizes the software license revenue each month after the criteria have all been met: (1) there is persuasive evidence of an arrangement; (2) service has been provided to the customer; (3) amount of fees to be paid by the customer is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

License and maintenance contract— A license and maintenance contract includes an upfront license for the Company’s software and post-warranty maintenance fees for technical support and product updates over an agreed-upon period   During the post-warranty maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period.  Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel.  The Company’s customers opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

The Company recognizes revenue from this type of contracts using the residual method pursuant to the provisions of SOP 97-2, as amended by SOP 98-9, and EITF 00-21.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price historically charged if that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

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

Professional Services and Other Revenue—In addition to the Company’s software products and the related product support component, the Company offers professional services, such as implementation services, training, consulting, and customization. These professional services are typically sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed using the percentage-of-completion method.   If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Accounts Receivable— We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. See Risk Factor “Our revenues are generated from a limited number of customers, the loss of any of which could substantially harm our business.”

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

Change in Accounting for Goodwill and Other Intangible Assets— On January 1, 2002 we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We completed our annual assessment and determined that no goodwill impairment was present as of September 30, 2007. We believe no events or circumstances have changed subsequent to September 30, 2007 that would require us to re-evaluate the fair value of our goodwill. We will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement No. 141, ("SFAS 141R"), which establishes principles and requirements for determining how an enterprise recognizes and measures fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquitision-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  This statement is effective prospectively for the Company's 2009 fiscal year. The adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 is effective for the Company's 2009 fiscal year.  The adoption of SFAS 160 is not expected to have an effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Our consolidated financial statements required to be included in Item 7 follows the Index to Financial Statements set forth on page 38 of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who performs the functions of principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management has determined that as of December 31, 2007, our internal control over financial reporting was effective based on the criteria.  We believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.	Other Information

On March 13, 2008, the Company’s Board of Directors approved the performance objectives under the Company's Executive Incentive Compensation Policy for the Chief Executive Officer and the Chief Operating Officer for fiscal year 2008.   For the Chief Executive Officer, the total potential 2008 incentive compensation was set at 50% of total compensation with approximately 66% to be earned based on the Company's revenue generation over a set baseline number and the remainder based on a cash-flow positive position and the restructuring of certain debt obligations.  For the Chief Operating Officer, the total potential 2008 incentive compensation was set at 62% of total compensation, with approximately 64% to be earned based on the Company's revenue generation over a set baseline number and 36% tied to meeting specific product release milestones.

In establishing the Company’s corporate performance goals, the Company’s Board of Directors and Compensation Committee assess both past and projected corporate performance levels, as well as external market-place conditions, such as economic outlook, competitive performance levels, projected industry volumes and projected market share.

Effective March 31, 2008, we amended the senior convertible notes payable to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively, "SSF"), amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the five unsecure adjustable promissory notes collectively payable to SSF to cover the liquidated damages related to the March 2006 private placement (the "Liquidated Damages Notes").  The aggregate outstanding principal and interest balance for the Liquidated Damages Notes totaled $126,000 as of March 31, 2008.

On April 15, 2008, we entered into a settlement agreement with CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly known as Lightbridge, Inc., the successor by way of merger to Corsair Communications, Inc.) related to the outstanding note of $982,000.  We paid $100,000 to CyberSource in full settlement of this debt obligation, including accrued interest.  The agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event, or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information regarding our executive officers and directors as of March 17, 2008:

Name	Age	Position
Joseph R. Simrell	50	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary
Robert Richardson	41	Chief Operating Officer
David Haynes	42	Director
Louis A. Delmonico, Ph.D.	67	Director
John E. Rehfeld	67	Director

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

David Haynes, Director. Mr. Haynes has served as a Director since August 2000 and has served as a member of the Audit Committee and Compensation Committee since July 2002. Mr. Haynes is currently the Vice President of Marketing for Novar-Honeywell, an energy management solutions company.  In May 2002 until March 2008, he served as the Executive Vice President of Fabrication Concepts Corporation, a high-tech equipment manufacturer.  Mr. Haynes joined Primal in September 1997 and served as an officer and several executive management roles including Vice President of Sales and Marketing until May 2002 when he resigned the position. From May 1997 to September 1997, Mr. Haynes served as Senior Business Development Manager at Deloitte & Touche Consulting Group, a global consulting firm. From January 1995 to April 1997, Mr. Haynes was Director of Sales at GDI, a systems integrator. From December 1988 to January 1995, Mr. Haynes was one of the founding associates of ITX Technologies, a software company.  Mr. Haynes has a bachelor’s degree in civil engineering from the University of Saskatchewan and a Masters in Business Administration degree from Pepperdine University.

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

Louis A. Delmonico (Chairman), John E. Rehfeld and David Haynes are members of the Audit Committee of the Company’s Board of Directors.  Mr. Rehfeld is an “audit committee financial expert” in accordance with Securities and Exchange Commission (“SEC”) rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Rehfeld’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Rehfeld any duties, obligations, or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board. Also, Mr. Rehfeld’s designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations, or liability of any other member of the Audit Committee or the Board. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association.

We do not have a class of equity securities registered under Section 12 of the Exchange Act.

The Company has adopted a Code of Conduct, which contains general guidelines for conducting the Company’s business and is designed to help employees and officers resolve ethical issues in an increasingly complex business environment. The Code of Conduct applies to all employees, including the principal executive officer, the principal financial officer, the controller, and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers topics, including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations.  Any request for a copy of the Code of Conduct, without charge, should be made to:  Primal Solutions, Inc., ATTN:  Investor Relations, 19732 MacArthur Boulevard, Suite 100, Irvine, CA  92612.

Item 10.	Executive Compensation

The following table sets forth certain information with respect to the compensation of our principal executive officer and each of our other most highly compensated executive officers for the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total

Joseph R. Simrell	2007	$200,000	$100,752	$32,138	$17,533	$350,423
Chief Executive Officer, President, and Chief Financial Officer	2006	200,000	71,214	86,368	16,842	374,424

Robert Richardson	2007	150,000	155,319	9,049	18,580	332,948
Chief Operating Officer	2006	150,000	124,354	23,841	16,975	315,170

Sam Gilson (4)	2007	143,750	13,738	2,476	12,641	172,605
Senior Vice President of Sales	2006	150,000	57,712	14,585	10,975	233,271

(1)	See the discussion below under the heading “Executive Incentive Compensation Policy”.

(2)
This column represent the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  No options were granted to our named executives during 2007.  The value of the options granted to our named executives in 2006 were estimated pursuant to SFAS 123R, using the Black-Scholes option pricing model with the following weighted average assumptions:  expected life of 6.6 years, volatility of 193.11%, risk-free interest of 4.29%, and no dividend yield.  On August 9, 2006, the following option awards were granted under our 2006 Stock Option Plan (the "2006 SOP") to the named executives with an exercise price of $0.07 per share:  Joseph R. Simrell - 3,973,916 shares; Robert Richardson - 1,743,809 shares; and Sam Gilson - 867,579 shares.  Option awards granted under the 2006 SOP are nonqualified stock options.  Options granted under the 2006 SOP vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The option awards granted on August 9, 2006 will expire on August 9, 2011.  In December 2007, 50,010 option shares granted under the 2004 Flexible Incentive Plan in 2005 and 867,579 option shares granted under the 2006 SOP in August 2006 were forfeited by Mr. Gilson as a result of the termination of his employment with the Company.

(3)
Includes premiums paid by Primal on certain health insurance or term-life insurance policies, relocation costs, or contribution paid by us on behalf of the individual to our Section 401(k) Plan, which matches a portion of each such individual’s contributions to the same plan.

(4)	Mr. Gilson became Senior Vice President of Sales on February 28, 2005. Effective December 15, 2007, Mr. Gilson terminated his employment with the Company, not for "good reason".

EMPLOYMENT AGREEMENTS

Employment Agreement with Joseph R. Simrell

Effective January 28, 2003, Mr. Simrell entered into an employment agreement with us, which was amended as of May 17, 2004, then again as of December 16, 2005 and again as of November 13, 2007. Under the terms of the employment agreement, as amended, Mr. Simrell serves as our Chairman of the Board, Chief Executive Officer and President. The term of the employment agreement expires on December 31, 2008. The Board of Directors is required to begin good faith negotiations with Mr. Simrell no later than October 31, 2008 for a new employment agreement, which shall contain a clause for at least 12 months of severance and benefits continuation. On January 30, 2008, the Compensation Committee approved an increase to Mr. Simrell’s base annual salary to $225,000. In addition, Mr. Simrell is entitled to receive bonuses in an amount not less than 50% of his salary, subject to achieving performance goals set by the Board of Directors; provided that any accrued and unpaid incentive compensation payable to Mr. Simrell shall be paid no later than two and one-half months following the close of the calendar year in which such incentive compensation was earned.  However, if the Board of Directors, in its discretion, determines the Company does not have sufficient available cash to pay such amount on such date, the Board of Director may defer, without interest, payment of an or all such payment, to not later than December 31 of the calendar year following the calendar year in which the incentive compensation was earned. Mr. Simrell is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.

In the event we terminate Mr. Simrell’s employment without cause or Mr. Simrell resigns for good reason, Mr. Simrell shall be entitled to 12 months of severance, 100% of his incentive compensation for that year calculated assuming 100% of the targets under such bonus plans are achieved, and continuation of his medical, dental, life, and disability coverage for himself and his spouse and dependents for a period not to exceed 12 months, provided he signs a release in our favor. Additionally, any accrued and unpaid payments owed to Mr. Simrell pursuant to the terms of the employment agreement, as amended, shall be made no later than two and one-half months following the close of the calendar year in which Mr. Simrell is terminated, provided further, any such payments shall be accelerated, if necessary, to prevent such two and one-half month period to be exceeded. Notwithstanding the foregoing, in the event that Mr. Simrell receives payments under the Third Amended and Restated Change of Control Agreement dated November 13, 2007 (as discussed below), then Mr. Simrell will not also receive the payments in connection with the termination of his employment pursuant to his employment agreement, as amended.

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

We have also entered into a Change of Control Agreement with Mr. Simrell, amended as of May 16, 2004, then again as of December 16, 2005, and then again as of November 13, 2007 (the “Simrell Change Agreement”).  The Simrell Change Agreement shall expire no later than December 31, 2008.  The Simrell Change Agreement provides that if, within three months of a “change of control transaction,” (i) we terminate Mr. Simrell’s employment (except upon his death or disability, his reaching the mandatory retirement age, if any, or upon other “cause to terminate” his employment) or (ii) Mr. Simrell voluntarily terminates his employment for “good reason”, we will tender in a single lump sum cash payment (a) any accrued and unpaid salary and vacation through the termination date, (b) any accrued and unpaid portion of the Mr. Simrell's incentive compensation and other bonuses for fiscal year 2007, (c) an amount equal to 150% of Mr. Simrell’s then-current annual salary and (d) an amount equal to 150% of Mr. Simrell’s incentive compensation for that year, calculated assuming 100% of the targets under such incentive compensation plans are achieved, payable within ten days of termination provided that any such payment must be made within two and one-half months following the close of the calendar year in which such termination occurred; provided, that, in the event Mr. Simrell terminates his employment with us for good reason, in no event will the lump sum payment payable to Mr. Simrell commence prior to the six months following such separation; provided further, within ten days after the effective date of Mr. Simrell’s resignation for good reason and the effective date of any release executed by Mr. Simrell, we shall make an irrevocable contribution to a rabbi trust in the form of the model rabbi trust described in Internal Revenue Service Revenue Procedure 92 64. Moreover, any portion of said lump sum payment not subject to Internal Revenue Service Rule 409A shall be paid within ten days after the effective termination date of Mr. Simrell. Further, we are obligated to tender such payments if, not more than three months prior to the closing of a change of control transaction, (i) we terminate Mr. Simrell’s employment, and such termination arose in connection with or in anticipation of the change of control transaction or (ii) Mr. Simrell voluntarily terminates his employment for good reason. Lastly, in anticipation of a change of control transaction, the Board of Directors can adopt a resolution deeming that a change of control transaction has closed for purposes of activating the Simrell Change Agreement obligations.

The Simrell Change Agreement additionally provides that, in the event the severance payment is subject to excise tax, we will gross-up the severance payment to Mr. Simrell so that the net severance payment received shall be the equivalent to the severance payment that would have been received if no excise tax had been imposed. However, we will reduce a severance payment by the amount of any other severance or termination benefits that it is obligated to pay to Mr. Simrell. The Simrell Change Agreement further provides for up to 18 months following the termination of Mr. Simrell’s employment, we will continue to provide Mr. Simrell and his spouse and dependents with uninterrupted medical, dental, life, and disability coverage, or a lump sum payment equal to the cost of obtaining substantially similar coverage.

Additionally, the Simrell Change Agreement provides that if, at the time of Mr. Simrell’s termination of employment, Mr. Simrell is a “specified employee” as defined in Section 409A of the Internal Revenue Code, and one or more of the payments to be received by Mr. Simrell would constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code, no such payment may be provided until the earliest of (a) six months after the separation of Mr. Simrell’s separation from service for reasons other than death or disability, (b) the date of death or disability of Mr. Simrell, or (c) the effective date of a change in effective control of the Company, to the extent required to mitigate Mr. Simrell’s incurrence of any penalty tax or interest under Section 409A of the Internal Revenue Code.

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

In addition, effective November 21, 2000, the Company entered into an indemnification agreement with Mr. Simrell which requires the Company, among other things, to indemnify Mr. Simrell against certain liabilities that may arise by reason of his status or service as an officer.

Employment Agreement with Robert Richardson

Effective August 14, 2003, the Company enterered into an at-will employment letter agreement with Mr. Richardson, which was amended as of March 25, 2005, and again as of August 9, 2006 (the "Amended Richardson Agreement").  Under the terms of the Amended Richardson Agreement, Mr. Richardson serves as our Chief Operating Officer. On January 30, 2008, the Compensation Committee approved an increase in Mr. Richardson’s base annual salary to $185,000. In addition, Mr. Richardson is entitled to receive incentive compensation bonuses in an amount not less than 62% of his salary subject to achieving certain individual and corporate performance goals. Mr. Richardson is also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.

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

On November 13, 2007, the Company entered into Side Letter Agreement with Mr. Richardson (the "2007 Richardson Side Letter").  The 2007 Richardson Side Letter provides that, upon a Change of Control of the Company (as defined in the 2007 Richardson Side Letter), all outstanding and unvested stock options granted to Mr. Richardson pursuant to his existing non-statutory stock option agreements will automatically accelerate and vest in full.  In the event the net value of such options is less than $289,347 upon the Change of Control, then the Company will pay Mr. Richardson the amount of the shortfall.  The 2007 Richardson Side Letter expires on December 31, 2008 and terminates automatically upon any earlier termination of Mr. Richardson's employment.

On January 30, 2008, the Company entered into an indemnification agreement with Mr. Richardson which requires the Company, among other things, to indemnify Mr. Richardson against certain liabilities that may arise by reason of his status or service as an officer.

Employment Agreement with Sam Gilson

Effective February 28, 2005, we entered into an at-will employment letter agreement with Mr. Gilson, in which Mr. Gilson agreed to serve as our Senior Vice President of Sales. Under the terms of the letter agreement, Mr. Gilson’s base annual salary was $150,000. In addition, Mr. Gilson was entitled to receive incentive compensation bonuses in an amount not less than 100% of his salary subject to achieving certain individual and corporate performance goals. Mr. Gilson was also entitled to participate in such stock option, restricted stock, pension, profit sharing, life insurance, hospitalization, major medical, tuition reimbursement, medical flexible spending accounts and other employee benefit plans provided by us from time to time.  On August 9, 2006, the Company entered into a Side Letter Agreement dated August 9, 2006 with Mr. Gilson (the “Gilson Agreement”) which provided that upon a “change of control,” termination without “cause,” or if Mr. Gilson terminated his employment for “good reason,” (as such terms are defined in the Gilson Agreement), all of his outstanding unvested stock options would accelerate and vest.  On December 15, 2007, Mr. Gilson terminated his employment with the Company, not for "good reason".

EXECUTIVE INCENTIVE COMPENSATION POLICY

At the beginning of each year, our Compensation Committee approves the performance objectives for our executives.  The purpose of this the executive incentive compensation plan is to increase shareholder value and the success of the Company by motivating our executives to achieve the Company's key strategic goals and to perform to the best of their abilities in support of those goals within a yearly timeframe.  The plan is designed to award our executives  for performance that achieves our key strategic goals.

On March 20, 2007, the Company’s Compensation Committee approved the performance objectives under the Company's Executive Incentive Compensation Policy for the Chief Executive Officer, the Chief Operating Officer, and the Vice President of Sales for fiscal year 2007.   For the Chief Executive Officer and the Vice President of Sales, the total potential 2007 incentive compensation was set at 33% and 50% of total compensation, respectively, to be earned based on the Company's revenue generation from new accounts over a set baseline number.  For the Chief Operating Officer, the total potential 2007 incentive compensation was set at 50% of total compensation, with approximately 80% to be earned based on the Company's revenue generation from new accounts over a set baseline number and 20% tied to meeting specific product release milestones.

In establishing the Company’s corporate performance goals, the Company’s Board of Directors and Compensation Committee assess both past and projected corporate performance levels, as well as external market-place conditions, such as economic outlook, competitive performance levels, projected industry volumes and projected market share.

OUTSTANDING OPTIONS AT DECEMBER 31, 2007

The following table sets forth certain information regarding unexercised options held by the officers named in the Summary Executive Compensation Table that were outstanding as of December 31, 2007.  There were no shares of stock that had not vested or equity incentive plan awards outstanding as of December 31, 2007.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END
	Number of Securities Underlying Unexercised Options
Name	Exercisable (shares)	Unexercisable (shares)		Option Exercise Price	Option Expiration Date

Joseph R. Simrell	100,000	—		$0.07	12/5/2011
	229,175	—		0.25	1/19/2014
	1,320,333	264,130	(1)	0.16	5/6/2015
	—	3,973,916	(2)	0.07	8/9/2011

Robert Richardson	360,000	—		0.08	8/18/2013
	372,600	74,538	(3)	0.16	5/6/2015
	—	1,743,809	(2)	0.07	8/9/2011

Sam Gilson	249,990	—		0.14	3/15/2008

(1)	264,130 shares will vest on May 6, 2008.

(2)	Under the 2006 Stock Option Plan, the total balance will vest fully if certain events stipulated in the plan occur.

(3)	74,538 shares will vest on May 6, 2008.

COMPENSATION OF DIRECTORS

The following table sets forth certain information regarding compensation earned during the fiscal year ended December 31, 2007 by directors, unless the director is also a named executive officer, in which case he receives no compensation for service as a director.

COMPENSATION OF DIRECTORS

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Louis A. Delmonico (1)	$24,000	$—	$—	$24,000
John Faltys (2)(5)	5,500	—	—	5,500
David Haynes (3)	24,000	—	—	24,000
John E. Rehfeld (4)	26,812	—	—	26,812

(1)
180,000 shares of common stock underlying options and 577,174 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2007.  All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(2)
60,000 shares of common stock underlying options and 476,087 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2007.  All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(3)
60,000 shares of common stock underlying options and 504,348 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2007.  All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(4)
120,000 shares of common stock underlying options and 1,033,696 shares of common stock underlying warrants were outstanding and exercisable as of December 31, 2007.  All option awards were granted and exercisable prior to the adoption of SFAS 123R.

(5)	On April 8, 2007, Mr. Faltys resigned as a member of the Board of Directors and Compensation Committee.

There are currently two standing Board committees, an audit committee and a compensation committee. In 2007, the committee meetings were scheduled on the same day as the Board meetings.  Each of our non-employee directors received an annual stipend of $14,000 and $2,000 for attending the Board and/or any respective committee meetings scheduled on the same day.  In addition, each non-employee director is entitled to reimbursement of travel expenses.  In 2008, each of our non-employee directors will receive an annual stipend of $14,000 and $2,000/day for attending any meeting scheduled on that day.

During 2007, no warrants or stock options were issued to the non-employee members of the Board of Directors.

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

As of March 17, 2008, the Company had 38,373,634 shares of common stock outstanding.

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

For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of March 17, 2008 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management	No. of Shares	% of Class
John Faltys (1)	2,490,541	3.1%
Joseph R. Simrell (2)	3,448,218	4.3%
David Haynes (3)	2,083,755	2.6%
John E. Rehfeld (4)	3,629,322	4.6%
Louis A. Delmonico (5)	1,006,522	1.3%
Robert Richardson (6)	807,138	1.0%
Austin W. Marxe and David M. Greenhouse (7)	45,621,163	57.3%
All executive officers and directors as a group (6 persons) (8)	13,465,496	16.9%

(1)
Includes 1,954,454 shares of common stock beneficially owned by Mr. Faltys and 536,087 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(2)
Includes 1,459,407 shares of common stock beneficially owned by Mr. Simrell and 1,988,811 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(3)
Includes 1,459,407 shares of common stock beneficially owned by Mr. Haynes and 624,348 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 18881 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(4)
Includes 2,355,626 shares of common stock beneficially owned by Mr. Rehfeld and 1,273,696 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(5)
Includes 159,348 shares of common stock beneficially owned by Dr. Delmonico and 847,174 shares of common stock underlying warrants and options exercisable as of the date set forth above or within 60 days thereafter. The business address for this person is 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(6)
Includes 807,138 shares of common stock underlying options exercisable by Mr. Richardson as of the date set forth above or within 60 days thereafter. The business address for this person is 19732 MacArthur Boulevard, Suite 100, Irvine, California 92612.

(7)
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

(8)	Includes all shares, options and warrants described in Notes 1, 2, 3, 4, 5, and 6 above.

SPECIAL SITUATIONS FUNDS

It is our belief that Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. (collectively “SSF”) may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act. As of March 17, 2008, persons affiliated with SSF beneficially own 57.3% of our voting stock and possess the right to designate one person for election to the Board of Directors. As a result, if some of the persons or entities affiliated with SSF act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. SSF has notified the Company that it has no present intention to exercise the right to designate one person for election to our Board. However, this intention may change in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plan information as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2001 Flexible Incentive Plan	2,802,204	$0.10	412,096
2004 Flexible Incentive Plan	4,557,729	0.13	893,344
2006 Stock Option Plan	7,132,421	0.07	867,579
Equity compensation plans not approved by security holders
Warrants issued to Board Members (1)	1,000,000	0.10	—
Warrants issued to Board of Advisors Member (2)	25,000	0.22	—
Warrants issued to Board Members (3)	750,000	0.05	—
Total	16,267,354	$0.09	2,173,019

(1)	Issued in May 2006 to our non-employee Board members at an exercise price of $0.10 with a term of 10 years.

(2)	Issued in August 2004 to a member of our Board of Advisors at an exercise price of $0.22 and with a term of 10 years.

(3)
Issued in April 2003 to our non-employee Board members at an exercise price of $0.05, vesting over two years and with a term of 10 years. These warrants fully vested on June 15, 2004 as a result of the June 2004 Private Placement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

RELATED TRANSACTIONS

On November 2, 2006, William C. Bousema resigned as Chief Financial Officer, Senior Vice President, and Secretary from the Company effective October 31, 2006.  Mr. Bousema's resignation was for "Good Reason" under his employment letter dated March 25, 2005, as amended, and his change of control agreement dated as of March 25, 2005, as amended.  Pursuant to these agreements, the Company agreed to pay Mr. Bousema $176,234 in installments beginning in May 2007.

In December 2006, we issued a $250,000 note to Special Situations Private Equity Fund, L.P., which beneficially owns 27% of our common stock and is an affiliate of SSF. Interest accrues at 11.0% per annum, and there are no principal or interest payments due until maturity which was originally June 27, 2007 but was amended to October 2, 2007.  We paid the principal balance plus accrued interest in full on October 2, 2007.

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

Effective March 31, 2008, we amended the Notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between us and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the Liquidated Damages Notes (see discussion below).  The aggregate outstanding principal and interest balance for the Liquidated Damages Notes totaled $126,000 as of March 31, 2008.

Pursuant to the registration statement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement had not been declared effective by the agreed-upon date.  In April 2007, we executed five unsecured adjustable promissory notes to SSF in the principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively, to cover these liquidated damages.  The original issuance date of these promissory notes is December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrued at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. As of December 31, 2007, the aggregate outstanding balance of the five notes totaled $119,000 and was classified as a current liability.  The principal and accrued interest balances were due in full on March 31, 2008.  On April 1, 2008, we paid the outstanding aggregate principal and the related accrued interest balances in full.

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

Exhibit Number	Description of Document
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
10.58
Form on Non-Statutory Stock Option Agreement under Primal Solutions, Inc. 2006 Stock Option Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

10.59
Amended and Restated Side Letter, dated as of August 9, 2006, by and between the Company and Bob Richardson (filed as Exhibit 10.3 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

10.60
Side Letter, dated as of August 9, 2006, by and between the Company and Sam Gilson (filed as Exhibit 10.4 to the Company’s current report on Form 8-K on August 15, 2006 and incorporated by reference herein)

10.61
Promissory Note between Primal Solutions, Inc. and Special Situations Private Equity Fund, L.P., dated December 27, 2006 (filed as Exhibit 4.1 to the Company’s current report on Form 8-K on December 29, 2006 and incorporated by reference herein)

10.62
2007 Amended and Restated Secured Promissory Note, dated January 1, 2007 made by Wireless Billing Systems, a wholly-owned subsidiary of Primal Solutions, Inc. in favor of Lightbridge, Inc. (filed as Exhibit 10.62 to the Company’s annual report on Form 10-KSB filed April 2, 2007 and incorporated by reference herein)

10.63
Confirmation of Guaranty, dated January 1, 2007 by and between Primal Solutions, Inc. and Lightbridge, Inc. (filed as Exhibit 10.63 to the Company’s annual report on Form 10-KSB filed April 2, 2007 and incorporated by reference herein)

10.64
Subordination Agreement, dated as of March 31, 2006 (as amended and restated as of March 29, 2007), by and among Lightbridge Inc., Wireless Billing Systems, Primal Solutions, Inc. and the senior lenders whose names appear on the signature pages thereto (filed as Exhibit 10.64 to the Company’s annual report on Form 10-KSB filed April 2, 2007 and incorporated by reference herein)

10.65		Primal Solutions, Inc. Executive Incentive Compensation Policy (filed as Exhibit 10.65 to the Company’s annual report on Form 10-KSB filed April 2, 2007 and incorporated by reference herein)
10.66		Form of Adjustable Promissory Note to SSF (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed April 12, 2007 and incorporated by reference herein)
10.67
Form of Lease between CIP Centerpointe 123 LLC and Primal Solutions, Inc. dated April 16, 2007 (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB filed August 14, 2007 and incorporated by reference herein)

10.68
Third Amended and Restated Employment Agreement, dated as of November 13, 2007, by and between the Company and Joseph R. Simrell (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB filed November 14, 2007 and incorporated by reference herein)

10.69
Third Amended and Restated Change of Control Agreement, dated as of November 13, 2007, by and between the Company and Joseph R. Simrell (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed November 14, 2007 and incorporated by reference herein)

10.70
Side Letter Re: Minimum Value of Stock Options in the event of Change of Control, dated as of November 13, 2007, by and between the Company and Bob Richardson (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed November 14, 2007 and incorporated by reference herein)

10.71	* ^
Master Software License Agreement by and between Primal Solutions, Inc. and Time Warner Cable Information Services (Maine) LLC ("Time Warner"), dated December 11, 2002 (the "Master Agreement"), as amended and modified by Amendment 1 to the Master Agreement effective as of January 1, 2004, Amendment 2 to the Master Agreement effective as of January 1, 2005, the Third Amendment to the Master Agreement effective as of July 27, 2006, and the Fourth Amendment to the Master Agreement effective as of January 1, 2006

10.72	*	Settlement Agreement with Mutual Releases, dated February 6, 2008, between Primal Solutions, Inc. and CA-Tower 17 Limited Partnership
10.73	*
Form of Amended and Restated 10% Senior Convertible Note, dated March 31, 2006, as amended and restated as of March 31, 2008, issued by Primal Solutions, Inc. to the investors under that certain Purchase Agreement dated as of March 31, 2006

10.74	*	Amendment Letter Agreement, dated March 31, 2008, between Primal Solutions, Inc., Wireless Billing Systems and the investors under that certain Purchase Agreement dated as of March 31, 2006
10.75	*
Settlement Agreement, dated April 15, 2008, between Primal Solutions, Inc., Wireless Billing Systems and CyberSource Corporation, the successor by merger to Authorize.Net Holdings, Inc., fomerly known as Lightbridge, Inc., the successor by merger to Corsair Communications, Inc.

21.1		Subsidiaries of Primal Solutions, Inc. (filed as Exhibit 21.1 to the Company’s Post-Effective Amendment No. 4 on Form SB-2 (Registration No. 333-117786) and incorporated by reference herein)
23.1	*	Consent of Haskell & White LLP
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

^	Portions omitted pursuant to a request for confidential treatment

Item 14.	Principal Accountant Fees and Services

For the fiscal year ended December 31, 2007 and 2006, Haskell & White LLP audited the Company’s annual consolidated financial statements and provided tax return and tax related services.  The aggregate fees billed for professional services by Haskell & White LLP in 2007 and 2006 were as follows:

	2007	2006
Audit Fees (1)	$97,000	$108,000
Audit Related Fees (2)	—	5,000
Tax Fees (3)	14,000	17,000
All Other Fees (4)	11,000	25,000
Total	$122,000	$155,000

(1)	Includes audit of annual financial statements included in Form 10-KSB and review of financial statements included in Form 10-QSB quarterly reports.

(2)	Relates to assistance addressing SEC comment letters.

(3)	Tax return and related tax services.

(4)	Relates to registration statements on Forms SB-2 and S-8 filed by the Company.

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
Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Simrell		April 15, 2008
Joseph R. Simrell	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ David Haynes		April 15, 2008
David Haynes	Director
/s/ Louis A. Delmonico		April 15, 2008
Louis A. Delmonico	Director
/s/ John E. Rehfeld		April 15, 2008
John E. Rehfeld	Director

PRIMAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Primal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Primal Solutions, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Primal Solutions, Inc. as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements", and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109".

HASKELL & WHITE LLP

Irvine, California
April 15, 2008

PRIMAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$524,000	$382,000
Restricted cash	—	103,000
Accounts receivable	137,000	268,000
Prepaid expenses and other current assets	144,000	242,000
Total current assets	805,000	995,000

Property and equipment, net of accumulated depreciation of $1,512,000 and $1,551,000, respectively	271,000	360,000
Goodwill	593,000	593,000
Other assets	76,000	59,000
Total assets	$1,745,000	$2,007,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$57,000	$301,000
Accrued liabilities	376,000	463,000
Accrued salaries and benefits	532,000	633,000
Deferred revenue	172,000	220,000
Short-term borrowings and current portion of long-term debt	632,000	741,000
Senior convertible debt, net of discount of $177,000 and $0, respectively	1,323,000	—
Warrant liability	—	1,015,000
Total current liabilities	3,092,000	3,373,000

Long-term debt, net of current portion	706,000	852,000
Senior convertible debt, net of discount of $0 and $1,105,000, respectively	—	395,000
Other long-term liabilities	58,000	—
Total liabilities	3,856,000	4,620,000
Commitments and contingencies (Notes 5, 7, and 8)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 shares issued and outstanding in each period	384,000	384,000
Additional paid-in capital	13,998,000	13,880,000
Warrants	2,172,000	1,558,000
Accumulated deficit	(18,665,000)	(18,435,000)
Net stockholders’ deficit	(2,111,000)	(2,613,000)
Total liabilities and stockholders' deficit	$1,745,000	$2,007,000

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
Net revenues	$6,372,000	$5,648,000

Cost of revenues	1,747,000	2,533,000
Research and development	1,436,000	1,499,000
Selling, general and administrative	2,604,000	4,186,000
Total costs	5,787,000	8,218,000

Income (loss) from operations	585,000	(2,570,000)
Interest and other expenses, net	(872,000)	(590,000)
Loss before income tax provision	(287,000)	(3,160,000)
Income tax provision	3,000	2,000
Net loss	$(290,000)	$(3,162,000)

Basic and diluted net loss per share	$(.01)	$(.08)
Weighted-average basic and diluted common shares outstanding	38,373,634	37,733,904

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE at December 31, 2005	36,363,641	$364,000	$13,249,000	$1,217,000	$(15,273,000)	$(443,000)
Exercise of stock options by employees	259,993	2,000	12,000	—	—	14,000
Warrants issued in lieu of cash payment	—	—	—	97,000	—	97,000
Warrants issued as sales incentive	—	—	—	14,000	—	14,000
Repricing of warrants issued in 2004 private placement	—	—	(189,000)	189,000	—	—
Beneficial conversion feature issued as part of March 2006 private placement	—	—	505,000	—	—	505,000
Issuance of stock and warrants as part of April 2006 private placement, net of issuance costs	1,750,000	18,000	48,000	41,000	—	107,000
Stock option compensation cost	—	—	255,000	—	—	255,000
Net loss	—	—	—	—	(3,162,000)	(3,162,000)
BALANCE at December 31, 2006	38,373,634	$384,000	$13,880,000	$1,558,000	$(18,435,000)	$(2,613,000)
Adoption of EITF 00-19-2 (Notes 2 and 6)	—	—	—	614,000	60,000	674,000
Stock option compensation cost	—	—	118,000	—	—	118,000
Net loss	—	—	—	—	(290,000)	(290,000)
BALANCE at December 31, 2007	38,373,634	$384,000	$13,998,000	$2,172,000	$(18,665,000)	$(2,111,000)

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(290,000)	$(3,162,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	104,000	126,000
Amortization of conversion feature into interest expense	268,000	158,000
Amortization of debt issuance cost	98,000	66,000
Warrant expense	320,000	237,000
Gain on change in fair value of warrant liability	—	(4,000)
Non-cash stock-based compensation costs	118,000	351,000
Issuance of warrants as sales incentive	—	14,000
Loss/(gain) on disposal of assets	7,000	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	131,000	323,000
Prepaid expenses and other current assets	50,000	108,000
Accounts payable and other accrued liabilities	(259,000)	1,000
Non-current accrued interest	(55,000)	7,000
Deferred revenue	(48,000)	(151,000)
Other noncurrent assets and liabilities	41,000	(24,000)
Net cash provided by (used in) operating activities	485,000	(1,953,000)

Cash Flow from Investing Activities
Purchases of property and equipment	(26,000)	(13,000)
Proceeds from sales of property and equipment	4,000	3,000
Net cash used in investing activities	(22,000)	(10,000)

Cash Flow from Financing Activities
Change in restricted cash	103,000	(2,000)
Payments on capital lease obligations	(24,000)	(22,000)
Retirement of promissory note	(350,000)	—
Payments on notes payable	(50,000)	(47,000)
Proceeds from promissory note	—	250,000
Cost of private placements	—	(234,000)
Proceeds from private placements	—	1,675,000
Proceeds from issuance of common stock, net	—	14,000
Net cash (used in) provided by financing activities	(321,000)	1,634,000

Net increase (decrease) in cash and cash equivalents	142,000	(329,000)
Cash and cash equivalents at beginning of year	382,000	711,000
Cash and cash equivalents at end of year	$524,000	$382,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$144,000	$111,000
Taxes	3,000	2,000

Non-cash Financing Activities:
Financing of business insurance premiums	$50,000	$47,000
Financing of liquidated damages payable to 2006 Private Placement investors	119,000	—
Modification of June 2004 Private Placement Warrants	—	189,000
Issuance of 2006 Private Placement Warrants	—	995,000

See accompanying notes to consolidated financial statements

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	SUMMARY OF BUSINESS

Description of Business

The Company was incorporated on June 28, 1996 and has one wholly-owned subsidiary, Wireless Billing Systems, (collectively, the “Company”).  For over a decade, the Company's technology has been deployed at both large and small communications service providers ("CSPs") around the world.  Our core billing, mediation, and rating solutions have been used in 70 paging, cellular, wireline, fiber, and hybrid fibre-coaxial networks to support tens of millions of subscribers and billions of transactions.  With the emergence of Internet Protocol-based communications networks, its capabilities have expanded beyond these traditional back-office solutions to incorporate market-demanded real-time transaction management and analytics capabilities.  The Company is a provider of managed software solutions that enable CSPs primarily in the United States to automatically capture, correlate, track, manage, monetize, and analyze their communications transaction data.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements of the Company as of December 31, 2007 and 2006 and for the fiscal years ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement No. 141, ("SFAS 141R"), which establishes principles and requirements for determining how an enterprise recognizes and measures fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquitision-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  This statement is effective prospectively for the Company's 2009 fiscal year. The adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 is effective for the Company's 2009 fiscal year.  The adoption of SFAS 160 is not expected to have an effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

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

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash—Pursuant to the secured promissory note with First Regional Bank executed in February 2005 (Note 5), the Company maintained a certificate of deposit of $100,000 as collateral. This certificate of deposit matured in February 2006, concurrently with the outstanding note balance. The Company executed an amended and restated loan agreement for the original $100,000 in February 2006 which required the collateral of $100,000 be held in a savings account.  The loan balance was paid in full in February 2007 and the restricted funds were released to the Company's operating account. The total balance held by First Regional Bank, which included accrued interest at December 31, 2006, was reflected as Restricted Cash in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term debt.  The carrying amounts of these financial items, other than long-term debt approximate their fair values due to the short-term nature of these instruments.  Based on the borrowing rates available to the Company as of December 31, 2007 and 2006 for loans with similar terms, the carrying amounts of its fixed-rate long-term debt approximates fair value.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Computer and office equipment	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or life of the lease
Capitalized leases	2 to 7 years

Maintenance and repairs are charged to expense as incurred. Renewal and improvements of a significant nature are capitalized.  When assets are disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts with any resulting gain or loss reflected in other income or expense.

Capitalized Software Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”). Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2007 and 2006.

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

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Revenue Recognition—The Company derives revenues from three sources:  (1) subscription revenue, (2) upfront software license fees and related support revenue, and (3) professional services and other revenue.  The Company typically enters into a multiple element arrangement with the customer under either a Software as a Service (“SaaS”) agreement or a license and maintenance agreement.   These agreements include professional services fees for installation, training and customization.  Both types of agreements are based on the customer’s number of subscribers or a similar measure.

The Company recognizes revenue based on the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9,  Software Revenue Recognition with Respect to Certain Arrangements (“SOP 98-9”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Revenue is recognizable when: (1) the Company enters into a legally binding arrangement with a customer; (2) the customer accepts delivery of the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

The Company assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. The Company’s standard payment terms are net 30 or net 60. Payments that are due within six months are generally deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

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

The Company typically enters into a multiple element arrangement with its customers which includes a license for the Company’s software, post-warranty maintenance fees for technical support and product updates, and professional services fees for installation, training and customization.  Most professional services are sold separately and are all based on time spent and materials used.  The Company evaluates whether the elements within the arrangement qualify for separate accounting pursuant to the cited accounting guidance above. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

Otherwise, if a multiple element arrangement does qualify for separate accounting, the Company recognizes revenue based on the following:

Subscription revenue— Under a SaaS contract, the Company licenses the software under a monthly subscription that includes maintenance support.  The monthly subscription fee can also include application management and/or hosting the Company’s software on the customer’s hardware.  The subscription revenue is principally based on a contractual price per subscriber or similar measure, and the monthly billing is based on the monthly subscriber volume for each reporting period.  Under this type of arrangement, the Company recognizes the software license revenue each month after the criteria have all been met: (1) there is persuasive evidence of an arrangement; (2) service has been provided to the customer; (3) amount of fees to be paid by the customer is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

License and maintenance contract— A license and maintenance contract includes an upfront license for the Company’s software and post-warranty maintenance fees for technical support and product updates over an agreed-upon period   During the post-warranty maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period.  Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel.  The Company’s customers opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

The Company recognizes revenue from this type of contracts using the residual method pursuant to the provisions of SOP 97-2, as amended by SOP 98-9, and EITF 00-21.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price historically charged if that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

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

Professional Services and Other Revenue—In addition to the Company’s software products and the related product support component, the Company offers professional services, such as implementation services, training, consulting, and customization. These professional services are typically sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed using the percentage-of-completion method.   If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  For the years ended December 31, 2007 and 2006, the Company recognized compensation costs of $118,000 and $351,000, respectively, pursuant to SFAS 123R.

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2007 and 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the fiscal year ended December 31, 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at December 31, 2007 and 2006 are primarily due from the major customers indicated below.

For the year ended December 31, 2007 and 2006, the Company had two and three customers, respectively, that individually accounted for more than 10% of the Company’s total revenues for the respective year.  At December 31, 2007, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $94,000.  At December 31, 2006, the Company had four customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $195,000.

Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

Reclassification—Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.  Such reclassifications did not affect Net Loss, Earning Per Share or Cash Provided by Operations.

Segment Information—The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”).   The Company currently operates in one business segment providing solutions for streamlining and improving transaction management of traditional voice services as well as services delivered via Internet Protocol ("IP") to customers primarily in the United States.  The Company is not organized by market and does not operate any material separate lines of business.  A single management team reports to the chief operating decision maker who comprehensively manages the Company as one business. Accordingly, pursuant to SFAS 131, the Company does not accumulate discrete financial information with respect to separate lines of business and does not have separately reportable segments.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Net Loss Per Share—The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

As of December 31, 2007 and 2006, respectively, the Company had options and warrants to purchase 955,823 and 1,541,236 shares of common stock.  These common equivalent shares were anti-dilutive for the years ended December 31, 2007 and 2006 and were accordingly, excluded from calculating the diluted net loss per share.  Similarly, the Company held convertible debt during the years ended December 31, 2007 and 2006.  This convertible debt could be converted into 15 million shares of common stock but was also excluded from the diluted EPS calculation due to its antidilutive effect for 2007 and 2006.

The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Year ended December 31,
	2007	2006
Net loss	$(290,000)	$(3,162,000)

Weighted-average shares - basic	38,373,634	37,733,904
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Dilutive effect of convertible debt	—	—
Weighted-average shares - diluted	38,373,634	37,733,904

Net loss per share - basic and diluted	$(0.01)	$(0.08)

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Computer and office equipment	$1,587,000	$1,667,000
Furniture and fixtures	79,000	97,000
Leasehold improvements	21,000	51,000
Capitalized leases	96,000	96,000
Total property and equipment at cost	1,783,000	1,911,000
Less: accumulated depreciation and amortization	(1,512,000)	(1,551,000)
Property and equipment, net	$271,000	$360,000

Depreciation expense for the years ended December 31, 2007 and 2006 was $104,000 and $126,000, respectively.  Amortization of equipment purchased under capitalized leases is included in depreciation expense.  The accumulated amortization on equipment acquired under capital leases was $45,000 and $28,000 as of December 31, 2007 and 2006, respectively.

4.	GOODWILL

The Company merged with Avery on October 1, 1999.  In connection with the merger, the Company recorded a total of $8.3 million in goodwill representing the difference between the purchase price Avery paid over the estimated fair market value of the net assets of the Company.  The goodwill was pushed down to the Company's balance sheet by Avery at the time of the merger.  On February 9, 2001, the Company was spun off as a separate company by Avery, and the goodwill balance of $8.3 million remained on the Company's balance sheet.  In September 2001, the Company recorded a $5.6 million charge to adjust the balance to the estimated recoverable value.

In January 2002, the Company adopted SFAS 142 which established a new method of testing goodwill impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce fair value of a reporting unit below its carrying value.  As of September 30, 2007 and 2006, the Company completed it annual assessment of goodwill impairment and concluded that as of September 30 of each fiscal year, there was no goodwill impairment.  As of December 31, 2007 and 2006, goodwill was $593,000.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

5.	BORROWINGS

The Company’s borrowings consisted of the following principal balances and excluded related accrued interest:
	December 31, 2007	December 31, 2006
CyberSource Corporation (formerly, Authorize.Net Holdings, Inc.)	$982,000	$982,000
Spieker Properties, L.P.	200,000	200,000
Special Situations Funds	119,000	—
Special Situations Private Equity Fund, L.P.	—	250,000
CIT Group Inc. (formerly CITI Capital)	37,000	61,000
First Regional Bank	—	100,000
Total borrowings	1,338,000	1,593,000
Less: current portion	(632,000)	(741,000)
Noncurrent portion	$706,000	$852,000

Note Payable to CyberSource Corporation

In 1999, the Company executed a secured promissory note in the amount of $2.2 million, originally payable to Corsair Communications, Inc. ("Corsair") as consideration for the assets acquired by the Company from Corsair. As of December 31, 2007, the current holder of this secured note was CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note held a security interest in substantially all the property and equipment originally acquired from Corsair.  Since 2001, the terms of this secured note have been amended seven separate times and fully settled in April 2008.

In March 2006, this obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Fund III, QP, L.P. and four related funds (“SSF”) in connection with the Company’s private placement.  See Note 6.  Additionally, the payment terms for the note were amended whereby the monthly interest-only payments of $7,000 continued from January 2006 through December 2006. Beginning in January 2007, principal and interest payments of $20,000 would have been due monthly until paid in full in December 2011. The interest remained at 8.0%.

In January 2007, the payment terms for the note were further amended.  Under the amended terms, the monthly interest-only payments of $7,000 continued from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 were due monthly through November 2011 with a final payment of $20,000 in December 2011. The interest remained at 8.0%.  At the end of 2007, the principal and interest payments of $22,000 per month for July 2007 through December 2007 remained outstanding.  At December 31, 2007, the outstanding principal balance of the note was $982,000.

On April 15, 2008, the Company entered into a settlement agreement with CyberSource related to the outstanding note of $982,000.  The Company paid $100,000 to CyberSource in full settlement of this debt obligation, including accrued interest.  The agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event, or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

Note Payable to Spieker Properties, L.P.

In June 2001, the Company executed an unsecured note in the amount of $200,000, payable to Spieker Properties, L.P. (“Spieker”), its then landlord.  This obligation was a result of an amendment to the Company’s lease agreement.  Interest accrued at an interest rate of 9.0% and compounded monthly. The principal and accrued interest balance was due on April 30, 2007, the end of the lease term.   During 2007, the office building was sold to a new owner and in May 2007, the Company moved its corporate office to another office building that is not owned or managed by the same landlord.

At December 31, 2007, the outstanding principal and related accrued interest balance totaled $337,000.  In February 2008, the Company agreed to and has remitted a one-time payment of $200,000 as final settlement of the Company's obligation to its former landlord.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Notes Payable to Special Situations Funds

In December 2006, the Company entered into an unsecured loan agreement with Special Situations Private Equity Fund, L.P. in the amount of $250,000. Interest accrued at an interest rate of 11.0% per annum and originally had a maturity date of June 27, 2007. In June 2007, the note was amended to extend the maturity date to October 2, 2007, at which time the principal and accrued interest was due in full.  The outstanding principal balance of $250,000 plus the accrued interest of $21,000 was paid in full on October 2, 2007.

Pursuant to the registration statement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, the Company executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the aggregate principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively to cover these liquidated damages.  The original issuance date of these promissory notes was December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrued at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. As of December 31, 2007, the total outstanding balance of the five notes totaled $119,000.  The principal and accrued interest balances were due in full on March 31, 2008.  On April 1, 2008, the Company paid the outstanding aggregate principal balance and accrued interest related to the five unsecured promissory notes in full.

Note Payable to CIT Group Inc. (formerly CITI Capital)

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. As of December 31, 2007, the outstanding balance was $37,000.  This lease is accounted for as a capital lease.

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

The following table represents the contractual payments associated with the outstanding notes payable as of December 31, 2007:

Year ending December 31:	Principal Payment	Interest Payment	Total Payment
2008	$632,000	$251,000	$883,000
2009	224,000	49,000	273,000
2010	231,000	30,000	261,000
2011	251,000	11,000	262,000
Total	$1,338,000	$341,000	$1,679,000

6.	PRIVATE PLACEMENTS

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

Pursuant to a registration rights agreement entered into as part of the April 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed liquidated damages of $4,000 to the non-director investor.  The Company paid $4,000 in liquidated damages plus accrued interest payable to the non-director investor in October 2007.  In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable.  If the Company does not keep such registration statement current, the Company may be required to pay additional liquidated damages to the non-director investor.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

March 2006 Private Placement

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement” and, together with the April 2006 Private Placement, the “2006 Private Placements”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”). The Notes are due March 31, 2008 and pay interest semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.

Upon election of SSF, at any time, any or the entire outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share. The warrants to purchase shares of the Company’s common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price of the Notes or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Effective March 31, 2008, the Company amended the Notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the five unsecured promissory notes (see discussion below).  The aggregate outstanding principal and interest balance for these five promissory notes totaled $126,000 as of March 31, 2008.

Pursuant to a registration rights agreement entered into as part of the March 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed liquidated damages of $119,000, collectively, to SSF.   As of December 31, 2007, the Company had executed five unsecured promissory notes to cover the $119,000 in liquidated damages payable to SSF.  On April 1, 2008, the Company paid the aggregate outstanding principal and accrued interest related to these five unsecure promissory notes in full.  In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages.

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

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $982,000 with an offsetting credit to additional paid-in capital for $598,000 and debt discount of $340,000 as well as a credit of $44,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the life of the Notes, using the effective interest method. For the fiscal year ended December 31, 2007, the amortization of the debt discount totaled $320,000 and was recorded as interest expense.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the fiscal years ended December 31, 2007 and 2006, the amortization of the debt discount totaled $268,000 and $158,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

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

7.	COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under various noncancelable operating leases.  Rent expense under such operating leases was $349,000 and $469,000 for the fiscal years ended December 31, 2007 and 2006, respectively.  The Company leased approximately 13,500 square feet of office space in Irvine, California through April 2007 as well as an additional 7,000 square feet of office space in Irvine, California through May 2006.  The Company entered into a new lease agreement for approximately 10,000 square feet of office space in Irvine, California beginning in May 2007.

Future minimum lease payments required under operating leases as of December 31, 2007 are as follows:
Year ending December 31:	Operating Leases
2008	$293,000
2009	288,000
2010	267,000
2011	271,000
2012	91,000
Total	$1,210,000

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

8.	GUARANTEES AND INDEMNIFICATIONS

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

The Company has made guarantees and indemnities, under which it may be required to make payments to a third-party, in relation to certain transactions. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. Guarantees and indemnities to customers in connection with product sales generally are subject to limits based on the amount of the related product sales. The Company also indemnifies its directors and officers to the maximum extent permitted under applicable law in effect. The Company has also entered into change of control agreements with the officers which provide certain benefits in the event of a change of control, including a minimum value guarantee of held options upon such change of control.  The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnification in its financial statements.

The Company generally warrants its products for a period of three months from the date of acceptance of the product by its customers. Warranty costs have historically been minimal.

9.	STOCK-BASED COMPENSATION

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At December 31, 2007 and 2006, options to purchase 2,707,150 and 2,648,439 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At December 31, 2007 and 2006, options to purchase 2,905,475 and 2,782,171 shares, respectively, of common stock were exercisable under the 2004 FIP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2001 FIP and 2004 FIP totaling $118,000 and $255,000 for the fiscal years ended December 31, 2007 and 2006, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted during the fiscal years ended December 31, 2007 and 2006:
	For the Year ended December 31,
	2007	2006
Expected volatility	179.02%-201.43%	150.00%-207.88%
Weighted-average volatility	194.21%	159.82%
Risk-free rate	4.56%-4.76%	4.82%-4.86%
Expected term	5 - 7.14 years	10 years

A summary of option activity under the 2001 FIP and the 2004 FIP as of December 31, 2007, and changes during the fiscal year ended December 31, 2007 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	7,500,130	$0.13
Granted	1,789,386	0.07
Exercised	—	—
Forfeited or expired	(1,929,583)	0.13
Outstanding as of December 31, 2007	7,359,933	$0.12	6.62	$—
Exercisable as of December 31, 2007	5,612,625	$0.12	5.95	$—

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the fiscal years ended December 31, 2007 and 2006 was $0.07 for both periods.  No options were exercised during the fiscal year ended December 31, 2007.  The total intrinsic value of options exercised during the fiscal year ended December 31, 2006 was $25,000.  Cash received from option exercise under all share-based payment arrangements was $14,000 for the fiscal year ended December 31, 2006.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the fiscal year ended December 31, 2007 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2007	2,069,521	$0.14
Granted	1,789,386	0.07
Vested	(1,651,768)	0.13
Forfeited	(459,831)	0.08
Nonvested as of December 31, 2007	1,747,308	$0.09

As of December 31, 2007, there was $63,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP.  This cost is expected to be recognized over a period of 2.42 years.

Performance Stock Options

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who contribute to the Company’s success and to achieve objectives which inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan is administered by the Board’s Compensation Committee, which determines to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP are nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At December 31, 2007 and 2006, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumes that performance goals will be achieved. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted during the fiscal years ended December 31, 2007 and 2006:
	For the Year ended December 31,
	2007	2006
Expected volatility	175.96%	176.73%-179.93%
Weighted-average volatility	175.96%	179.82%
Risk-free rate	4.56%	4.50%-4.86%
Expected term	5 years	5 years

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

A summary of option activity under the 2006 SOP as of December 31, 2007, and changes during the fiscal year ended December 31, 2007 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	7,022,845	$0.07
Granted	977,155	0.07
Exercised	—	—
Forfeited or expired	(867,579)	0.07
Outstanding as of December 31, 2007	7,132,421	$0.07	3.72	$—
Exercisable as of December 31, 2007	—	$—	—	$—

The weighted-average grant-date fair value of options granted during the fiscal years ended December 31, 2007 and 2006 was $0.07 for both periods.  No options were exercised during the fiscal years ended December 31, 2007 and 2006.  For any option granted under the 2006 SOP, the Company determines if it is probable that the performance condition will be achieved.  Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of December 31, 2007, there was $491,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 SOP.

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

In May 2006, the Company issued to non-employee members of the Board of Directors a total of 1.0 million warrants to purchase common stock at a price of $0.10 per share, fair market value at the time of the grant.  These warrants were fully vested at issuance.  The Company recognized stock-based compensation expense of $97,000 during the fiscal year ended December 31, 2006 related to these warrants.

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of warrants granted is based on the remaining contractual life of the warrant.  During the fiscal year ended December 31, 2007, the Company did not issue any warrants.  The following assumptions were used for the compensation-based warrants granted during the fiscal year ended December 31, 2006:
Year ended December 31, 2006
Expected volatility	140%
Risk-free rate	5.09%
Expected term	5.8 years

A summary of compensation-based warrant activity as of December 31, 2007, and changes during the fiscal year ended December 31, 2007 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	3,927,174	$0.18
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2007	3,927,174	$0.18	4.63	$—
Exercisable as of December 31, 2007	2,727,174	$0.14	5.12	$—

10.	INCOME TAXES

For the fiscal years ended December 31, 2007 and 2006, the expense for income taxes was $3,000 and $2,000, respectively.  The expense for income taxes for the fiscal years ended December 31, 2007 and 2006 mostly reflects the minimum tax due in California.  A reconciliation of the provision for the income taxes to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before provision for income taxes is as follows:
	For the Year Ended December 31,
	2007	2006
Benefit at statutory rate	$(98,000)	$(1,074,000)
State taxes, net of federal benefit	2,000	1,000
Adjustment of net operating loss, credit carryforwards and depreciation	(282,000)	(106,000)
Change in valuation allowance	338,000	1,089,000
Other	43,000	92,000
	$3,000	$2,000

PRIMAL SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The tax effects of temporary differences used in determining the Company’s deferred tax assets and liabilities are presented below at December 31, 2007 and 2006:

	For the Year Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,753,000	$2,653,000
Accruals	178,000	196,000
Credits	690,000	585,000
State taxes	—	1,000
Other	3,000	10,000
Total deferred tax assets	3,624,000	3,445,000
Less valuation allowance	(3,565,000)	(3,158,000)
Net deferred tax assets	59,000	287,000
Deferred tax liabilities:
Basis difference in fixed assets	(53,000)	(280,000)
Other	(6,000)	(7,000)
Total deferred tax liabilities	(59,000)	(287,000)
Net deferred tax assets	$—	$—

Based upon uncertainties related to the Company’s ability to generate sufficient taxable income in the future to realize its deferred tax assets, a full valuation allowance has been provided for the fiscal years ended December 31, 2007 and 2006, as it is more likely than not that the Company’s deferred tax asset will not be realized.

At December 31, 2007, the Company’s federal net operating loss carryforward and research and development credit carryforward were $7,018,000 and $561,000, respectively.  Both of these carryforwards will begin to expire in 2021.  The Company’s state net operating loss carryforward and research and development credit carryforward balances were $6,283,000 and $195,000, respectively.  The net operating loss carryforward will begin to expire in 2012.  Current tax laws may limit the amount available annually to offset against future taxable income.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes.  For the 2007 calendar year, the Company had no interest or penalties.