Form 10-Q
period 2008-03-31
PRIMAL SOLUTIONS INC
filed 2008-05-15
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2008
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                                  to

Commission File No. 333-46494

 PRIMAL SOLUTIONS, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	36-4170318
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

19732 MacArthur Boulevard
Suite 100
Irvine, California 92612
(Address of principal executive offices)

(949) 260-1500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.  See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑

The number of shares outstanding of the issuer's sole class of common stock ($0.01 par value) on May 2, 2008 was 38,373,634 shares.

PRIMAL SOLUTIONS, INC.

[Return to Top]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$516,000	$524,000
Accounts receivable	133,000	137,000
Prepaid expenses and other current assets	123,000	144,000
Total current assets	772,000	805,000

Property and equipment, net of accumulated depreciation of $1,537,000 and $1,512,000, respectively	247,000	271,000
Goodwill	593,000	593,000
Other assets	53,000	76,000
	$1,665,000	$1,745,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$112,000	$57,000
Accrued liabilities	244,000	376,000
Accrued salaries and benefits	389,000	532,000
Deferred revenue	193,000	172,000
Short-term borrowings and current portion of long-term debt	515,000	632,000
Current portion of senior convertible debt, net of discount of $0 and $177,000, respectively	431,000	1,323,000
Total current liabilities	1,884,000	3,092,000

Long-term debt, net of current portion	651,000	706,000
Noncurrent portion of senior convertible debt, net of discount of $0 for each period	1,069,000	—
Other long-term liabilities	60,000	58,000
	3,664,000	3,856,000
Commitments and Contingencies (Notes 3, 4 and 5)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 38,373,634 shares issued and outstanding in each period	384,000	384,000
Additional paid-in capital	14,029,000	13,998,000
Warrants	2,172,000	2,172,000
Accumulated deficit	(18,584,000)	(18,665,000)
Net stockholders’ deficit	(1,999,000)	(2,111,000)
	$1,665,000	$1,745,000

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2008	2007

Net revenue	$1,528,000	$1,605,000

Cost of revenue	350,000	460,000
Research and development	425,000	360,000
Selling, general and administrative	564,000	705,000
Total costs	1,339,000	1,525,000

Operating income	189,000	80,000
Gain from debt extinguishment	137,000	—
Interest and other expenses, net	(241,000)	(207,000)
Income (loss) before income tax provision	85,000	(127,000)
Income tax provision	3,000	2,000
Net income (loss)	$82,000	$(129,000)

Basic earnings per share	$0.00	$(0.00)
Diluted earnings per share	$0.00	$(0.00)

Basic weighted average number of common and common equivalent shares outstanding	38,373,634	38,373,634
Diluted weighted average number of common and common equivalent shares outstanding	38,403,515	38,373,634

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$82,000	$(129,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,000	29,000
Amortization of conversion feature into interest expense	78,000	61,000
Amortization of debt issuance cost	27,000	23,000
Warrant expense	98,000	71,000
Non-cash stock-based compensation costs	31,000	33,000
Gain on debt extinguishment	(137,000)	—
Changes in operating assets and liabilities:
Accounts receivable	4,000	(27,000)
Prepaid expenses and other current assets	33,000	(68,000)
Accounts payable and other accrued liabilities	(83,000)	(122,000)
Deferred revenue	21,000	63,000
Other noncurrent assets and liabilities	25,000	24,000
Net cash provided by (used in) operating activities	203,000	(42,000)

Cash Flow from Investing Activities	—	—

Cash Flow from Financing Activities
Change in restricted cash	—	103,000
Payments on capital lease obligations	(6,000)	(6,000)
Retirement of promissory note	(200,000)	(100,000)
Payments on notes payable	(5,000)	(12,000)
Net cash used in financing activities	(211,000)	(15,000)

NET DECREASE IN CASH EQUIVALENTS	(8,000)	(57,000)
CASH AND CASH EQUIVALENTS, beginning of period	524,000	382,000
CASH AND CASH EQUIVALENTS, end of period	$516,000	$325,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$39,000	$61,000
Taxes	3,000	3,000

Non-cash Financing Activities
Financing of business insurance premiums	$38,000	$50,000

See accompanying notes to condensed unaudited consolidated financial statements

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

1.	SUMMARY OF BUSINESS

Description of Business

The Company was incorporated on June 28, 1996 and has one wholly-owned subsidiary, Wireless Billing Systems, (collectively, the “Company”).  For over a decade, the Company's technology has been deployed at both large and small communications service providers ("CSPs") around the world.  The Company's core billing, mediation, and rating solutions have been used in 70 paging, cellular, wireline, fiber, and hybrid fibre-coaxial networks to support tens of millions of subscribers and billions of transactions.  With the emergence of Internet Protocol-based communications networks, its capabilities have expanded beyond these traditional back-office solutions to incorporate market-demanded real-time transaction management and analytics capabilities.  The Company is a provider of managed software solutions that enable CSPs primarily in the United States to automatically capture, correlate, track, manage, monetize, and analyze their communications transaction data.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.  The accompanying condensed unaudited consolidated financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included.  The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's 2007 Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company's financial position, financial performance and cash flows.  This statement is effective for the Company's 2009 fiscal year. The adoption of SFAS 161 is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company adopted SFAS 159 on January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments existing as of the adoption date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company's adoption of SFAS 157 on January 1, 2008 for financial assets and financial liabilities did not have a material impact on the Company’s condensed unaudited consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

Summary of Significant Accounting Policies

Revenue Recognition—The Company derives revenues from three sources:  (1) subscription revenue, (2) upfront software license fees and related support revenue, and (3) professional services and other revenue.  The Company typically enters into a multiple element arrangement with the customer under either a Software as a Service (“SaaS”) agreement or a license and maintenance agreement.   These agreements include professional services fees for installation, training and customization.  Both types of agreements are based on the customer’s number of subscribers or a similar measure.  Any additional professional services provided to the customer subsequent to the initial implementation is typically covered under a separate service agreement.

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

The Company assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. The Company’s standard payment terms are net 30 or net 60 days. Payments that are due within six months are generally deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

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

License and maintenance contract— A license and maintenance contract includes an upfront license for the Company’s software and post-warranty maintenance fees for technical support and product updates over an agreed-upon period.   During the post-warranty maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period.  Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel.  The Company’s customers opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

The Company recognizes revenue from this type of contract using the residual method pursuant to the provisions of SOP 97-2, as amended by SOP 98-9, and EITF 00-21.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements (i.e., maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., software license). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price historically charged if that element is sold separately. The Company defers revenue for the fair value of all undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met.

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

Professional Services and Other Revenue—In addition to the Company’s software products and the related product support component, the Company offers professional services, such as implementation services, training, consulting, and customization. The professional services related to the initial implementation are covered under the master license agreement with the customer.  Any subsequent professional service offerings are sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed using the percentage-of-completion method.   If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

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

Stock-Based Compensation—The Company has adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under SFAS 123R, the Company is required to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.  Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it probable that the performance condition will be achieved.  For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation costs of $31,000 and $33,000, respectively, pursuant to SFAS 123R.

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at March 31, 2008 and 2007.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three months ended March 31, 2008 and 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at March 31, 2008 and 2007 are primarily due from the major customers indicated below.

For both the quarter ended March 31, 2008 and 2007, the Company had two customers that individually accounted for more than 10% of the Company’s total revenues for the respective quarter.  At March 31, 2008, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $108,000.  At March 31, 2007, the Company had five customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $245,000.

Comprehensive Loss—There was no difference between net loss and comprehensive loss for any period presented.

Reclassification—Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.  Such reclassifications did not affect Net Loss, Earning Per Share or Cash Used in Operations.

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

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

Net Income (Loss) Per Share—The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share was computed by dividing the adjusted net income (loss) by the sum of the weighted-average number of common shares outstanding and any dilutive potential common shares for the period.  The adjusted net income (loss) for the the diluted earnings per share calculation equals net income (loss) plus any interest expense related to dilutive convertible debt held by Company for the period.  The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the Three Months ended March 31,
	2008	2007
Net income (loss)	$82,000	$(129,000)

Weighted-average shares - basic	38,373,634	38,373,634
Dilutive effect of stock options	29,881	—
Dilutive effect of warrants	—	—
Dilutive effect of convertible debt	—	—
Weighted-average shares - diluted	38,403,515	38,373,634

Net income (loss) per share - basic	$0.00	$(0.00)
Net income (loss) per share - diluted	$0.00	$(0.00)

Options and warrants to purchase 27.3 million and 22.5 million shares of common stock were outstanding during the first quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the respective exercise price was greater than the average market price of the common shares.  Additionally, options to purchase 7.1 million and 7.0 million shares of common stock were outstanding during the first quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because these options were deemed to be contingently issuable shares whereby the necessary condition had not been met at the end of the respective quarter.  For the period ended March 31, 2007, options and warrants to purchase 3.9 million shares of common stock were outstanding at quarter-end and were excluded from the diluted EPS computation as they were considered anti-dilutive.  Similarly, during the three months ended March 31, 2008 and 2007, the Company held convertible debt that could be converted into 15 million shares of common stock but was also excluded from the diluted EPS calculation due to its antidilutive effect for the first quarter of 2008 and 2007.

3.	BORROWINGS

The Company’s borrowings consisted of the following principal balances and excluded related accrued interest:
	March 31, 2008	December 31, 2007
CyberSource Corporation (formerly, Authorize.Net Holdings, Inc.)	$982,000	$982,000
Spieker Properties, L.P.	—	200,000
Special Situations Funds	119,000	119,000
CIT Group Inc. (formerly CITI Capital)	31,000	37,000
AICCO	34,000	—
Total borrowings	1,166,000	1,338,000
Less: current portion	(515,000)	(632,000)
Noncurrent portion	$651,000	$706,000

Note Payable to CyberSource Corporation

In 1999, the Company executed a secured promissory note in the amount of $2.2 million, originally payable to Corsair Communications, Inc. ("Corsair") as consideration for the assets acquired by the Company from Corsair. As of December 31, 2007, the current holder of this secured note was CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note held a security interest in substantially all the property and equipment originally acquired from Corsair.  Since 2001, the terms of this secured note have been amended seven separate times, and the note was fully settled in April 2008.

This obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Fund III, QP, L.P. and four related funds (“SSF”) in connection with the Company’s private placement in March 2006 (see Note 4).

In January 2007, the payment terms for the note were amended to continue the monthly interest-only payments of $7,000 from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 were due monthly through November 2011 with a final payment of $20,000 in December 2011. The interest remained at 8.0%.  At the end of the first quarter of 2008, the principal and interest payments of $22,000 per month for July 2007 through March 2008 remained outstanding.  At March 31, 2008, the outstanding principal balance of the note was $982,000.

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

[Return to Top]

PRIMAL SOLUTIONS, INC.
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

In February 2008, the Company agreed to and remitted a one-time payment of $200,000 as final settlement of the Company's total obligation of $337,000, which included accrued interest, to its former landlord.  For the quarter ended March 31, 2008, the Company recognized a gain of $137,000 for this debt extinguishment.

Notes Payable to Special Situations Funds

Pursuant to the registration rights agreement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, the Company executed five unsecured adjustable promissory notes to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. in the aggregate principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively to cover these liquidated damages.  The original issuance date of these promissory notes was December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrued at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007.  The principal and accrued interest balances were due in full on March 31, 2008.  On April 1, 2008, the Company paid the outstanding aggregate principal balance and accrued interest related to the five unsecured promissory notes in full.

Note Payable to CIT Group Inc. (formerly CITI Capital)

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. In 2007, the lease was transferred to CIT Group, Inc.  As of March 31, 2008, the outstanding balance was $31,000.  This lease is accounted for as a capital lease.

Note Payable to AICCO

During the first quarter of 2008, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company’s annual Director & Officer and EPL insurance policies.  The total amount financed was $38,000 at an interest rate of 8.75%. The Company is obligated to make eight monthly principal and interest payments of $5,000 from March 2008 through October 2008.  At March 31, 2008, the outstanding balance on this note was $34,000.

4.	PRIVATE PLACEMENTS

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

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

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

March 2006 Private Placement

On March 31, 2006, the Company completed a private placement of $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 7.5 million shares of the Company’s common stock (the “March 2006 Private Placement” and, together with the April 2006 Private Placement, the “2006 Private Placements”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”). The Notes were originally due March 31, 2008 and paid interest semi-annually, in cash.  The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  Upon election of SSF, at any time, any or the entire outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share. The warrants to purchase shares of the Company’s common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price of the Notes or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

Effective March 31, 2008, the Company amended the Notes, modifiying the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the Notes, the interest rate changed to 10% from 5% per annum.  The Company is required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  Pursuant to Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"), the Company determined that the amended terms did not meet any of the three conditions that would require the modfication to be treated the same way as a debt extinguishment.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, the Company paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the five unsecured promissory notes (see discussion below).  The aggregate outstanding principal and interest balance for these five promissory notes totaled $126,000 as of March 31, 2008.

Pursuant to a registration rights agreement entered into as part of the March 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed liquidated damages of $119,000, collectively, to SSF.   As of March 31, 2008, the Company had executed five unsecured promissory notes to cover the $119,000 in liquidated damages payable to SSF.  On April 1, 2008, the Company paid the aggregate outstanding principal and accrued interest related to these five unsecure promissory notes in full.  In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable. If the Company does not keep such registration statement current, it may be required to pay additional liquidated damages.

At the time of issuance in March 2006, under the provisions of SFAS 133 and EITF 00-19, the Company accounted for the warrants as freestanding derivative instruments. The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes model at $995,000. The Company recognized a liability of $995,000 with an offsetting reduction to the carrying amount of the Notes. The resulting debt discount of $995,000 was amortized over the original life of the Notes, using the effective interest method. Additionally, the net decrease in the fair value during the fiscal year ended December 31, 2006 was recorded as a gain of $12,000.

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payment under the registration payment arrangement was not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of the warrants to equity, which included the reversal of the current fair value of the warrant liability of $982,000 with an offsetting credit to additional paid-in capital for $598,000 and debt discount of $340,000 as well as a credit of $44,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the original life of the Notes, using the effective interest method. For the three months ended March 31, 2008 and 2007, the amortization of the debt discount totaled $98,000 and $71,000, respectively, and was recorded as interest expense.

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $0.03 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the three months ended March 31, 2008 and 2007, the amortization of the debt discount totaled $79,000 and $61,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

5.	COMMITMENTS AND CONTINGENCIES

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

Stock Options

In February 2001, the Board of Directors approved the Company’s 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 3.9 million shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company’s 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company’s common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At March 31, 2008 and December 31, 2007, options to purchase 2,643,342 and 2,707,150 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company’s stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company’s 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 5,451,073 shares of the Company’s common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At March 31, 2008 and December 31, 2007, options to purchase 2,954,256 and 2,905,475 shares, respectively, of common stock were exercisable under the 2004 FIP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2001 FIP and 2004 FIP totaling $31,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted during the three months ended March 31, 2008 and 2007:
	For the Three Months ended March 31,
	2008	2007
Expected volatility	163.46%-192.17%	180.95%
Weighted-average volatility	175.12%	180.95%
Risk-free rate	2.96%-3.78%	4.76%
Expected term	5.41 - 10.00 years	5.00 years
Expected dvidend	0%	0%

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

A summary of option activity under the 2001 FIP and the 2004 FIP as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	7,359,933	$0.12
Granted	665,000	0.04
Exercised	—	—
Forfeited or expired	(379,970)	0.13
Outstanding as of March 31, 2008	7,644,963	$0.11	6.99	$—
Exercisable as of March 31, 2008	5,597,598	$0.12	6.34	$—

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.04 and $0.14, respectively.  No options were exercised during the three months end ended March 31, 2008 and 2007.

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	1,747,308	$0.09
Granted	665,000	0.04
Vested	(364,943)	0.06
Forfeited	—	—
Nonvested as of March 31, 2008	2,047,365	$0.08

As of March 31, 2008, there was $57,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP.  This cost is expected to be recognized over a period of 3 years.

Performance Stock Options

In August 2006, the Board of Directors approved and adopted the Company’s 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who contribute to the Company’s success and to achieve objectives which inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company’s common stock. The Plan is administered by the Board’s Compensation Committee, which determines to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP are nonqualified stock options. There have been reserved 8.0 million shares for issuance upon exercise of options granted pursuant to the 2006 SOP. Options granted under the 2006 SOP vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company.  The 2006 SOP will expire in July 2016. At March 31, 2008 and 2007, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

During the three months ended March 31, 2008 and 2007, the Company did not grant any options under the 2006 SOP.  A summary of option activity under the 2006 SOP as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	7,132,421	$0.07
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2007	7,132,421	$0.07	3.47	$—
Exercisable as of December 31, 2007	—	$—	—	$—

[Return to Top]

PRIMAL SOLUTIONS, INC.
Notes to Condensed Unaudited Consolidated Financial Statements

No options were exercised during the three months ended March 31, 2008 and 2007.  For any option granted under the 2006 SOP, the Company determines if it is probable that the performance condition will be achieved.  Until a performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of March 31, 2008, there was $491,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 SOP.

Warrants

During the three months ended March 31, 2008 and 2007, the Company did not issue any warrants.  A summary of compensation-based warrant activity as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	3,927,174	$0.18
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of March 31, 2008	3,927,174	$0.18	4.38	$—
Exercisable as of March 31, 2008	2,727,174	$0.14	4.87	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report.  The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.”  We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

For the three months ended March 31, 2008, we increased operating income by $109,000, as well as recognized net income of $82,000, compared to our net loss of $129,000 for the same period in 2007.  Net revenue decreased slightly by $77,000 during the three months ended March 31, 2008 to $1.5 million, as compared to $1.6 million in the first quarter of 2007.  Additionally, we were able to reduce our costs by $186,000 for the first quarter of 2008 when compared against the same period in 2007.  The net income of $82,000 for the three months ended March 31, 2008 includes $137,000 of gain from the extinguishment of the note payable to Spieker Properties, L.P. (the "Spieker Obligation").

The year-to-date subscriber counts for our customers under the subscription-based revenue model increased 49% over the same period in 2007. Additionally, we expanded our revenues within existing accounts while continuing to focus on managing operating costs to keep them in line with expected revenues.

As of March 31, 2008, our working capital deficit balance decreased by $1.2 million to $1.1 million, as compared to a working capital deficit of $2.3 million as of December 31, 2007. The overall decrease was primarily due to the reclassification of a portion of the senior convertible debt from current to noncurrent liability based on the amended payment terms as well as the settlement of the Spieker Obligation for $200,000 and payments of $244,000 made against accrued wages.  The decrease in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

[Return to Top]

Effective March 31, 2008, we amended the senior convertible notes payable to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively, "SSF"), amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  A balance of $1.1 million of the total senior convertible debt was reclassified as noncurrent liability based on the amended payment terms as of March 31, 2008.  The discount had been fully amortized at the end of the quarter, based on the original maturity date.

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

The outstanding note in the amount of $982,000 due to CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly known as Lightbridge, Inc., the successor by way of merger to Corsair Communications, Inc.) was also fully settled for $100,000 on April 15, 2008.  The settlement agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event, or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

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

Historically, our sources of liquidity primarily have been cash from operations and financing activity. In 2008, we expect our sources of liquidity will continue to include cash from operations.  We generated net cash of $203,000 from operations during the three months ended March 31, 2008.

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

[Return to Top]

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	$	%

Net revenue	$1,528,000	$1,605,000	$(77,000)	(4.8)%

Cost of revenue	350,000	460,000	(110,000)	(23.9)%
Research and development	425,000	360,000	65,000	18.1%
Selling, general and administrative	564,000	705,000	(141,000)	(20.0)%
Total costs	1,339,000	1,525,000	(186,000)	(12.2)%

Operating income	189,000	80,000	109,000	136.3%
Gain from debt extinguishment	137,000	—	137,000	100.0%
Interest and other expense, net	(241,000)	(207,000)	34,000	16.4%
Income (loss) before income taxes	85,000	(127,000)	212,000	166.9%
Income tax provision	3,000	2,000	1,000	50.0%
Net income (loss)	$82,000	$(129,000)	$211,000	163.6%

Supplemental data:
Depreciation and amortization	$24,000	$29,000	$(5,000)	(17.2)%

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

Total revenues for the three months ended March 31, 2008 were $1.5 million, a decrease of $77,000, or 4.8%, from $1.6 million for the same period in 2007.  There was an increase of $271,000 in the recurring subscription fees as the subscriber base of our customers increased for the quarter ended March 31, 2008 when compared to the same period in 2007.  This was offset with the decrease in the two other sources of revenue, largely due to one-time fees recognized during the three months ended March 31, 2007.  Total revenue from our current largest customer represented approximately 73.4% and 57.9%, respectively, of total revenue for the three months ended March 31, 2008 and 2007.

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

For the three months ended March 31, 2008, subscription revenue was $1.3 million, 86% of total revenue, an increase of $271,000 from $1.0 million, 65% of total revenue, for the same period in 2007.  The increase was primarily the result of an increase in subscriber count base from our existing customers of approximately 49% for the quarter ended March 31, 2008, compared to quarter ended March 31, 2007.

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

For the three months ended March 31, 2008, upfront software license and related maintenance revenue represented 7% of total revenue, a decrease from 16% of total revenue for the same period in 2007.  This decrease was due to the growing contribution by subscription-based customers to total revenue, the nonrenewal of legacy maintenance agreements during 2007, and the absence of any new upfront license fees during the first quarter of 2008.  The Company expects to continue to support existing customers but will not actively seek new sales contracts under this pricing model.

[Return to Top]

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

Professional services revenue was $107,000, or 7% of total revenue, for the three months ended March 31, 2008, as compared to $232,000, or 14% of total revenue, for the same period last year.  The decrease was due to the one-time implementation revenue of $35,000 recognized during the first quarter of 2007 for the then-new customers, as well as a drop in customization projects for existing customers of $91,000.

For the three months ended March 31, 2008, other revenue was $15,000, compared to $80,000 for the three months ended March 31, 2007.

Concentration Risk

For the three months ended March 31, 2008, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $1.1 million and $252,000, respectively. In the same period last year, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $929,000 and $202,000, respectively.

EXPENSES

During the three months ended March 31, 2008, we continued our focus on managing and reducing our costs in an effort to keep them in line with expected revenues.  For the three months ended March 31, 2008, operating expenses decreased by $186,000, or 12%, as compared to the same period in 2007. During the three months ended March 31, 2008, the decrease of $110,000 in cost of revenue was primarily due to a decline in labor-related expenses from the same period in 2007.  Additionally, we realized a savings with the elimination of our direct sales force during 2007.  This was offset with a slight increase $40,000 in adminstrative costs.  We recognized a gain of $137,000 resulting from the extinguishment of the Spieker Obligation in February 2008.

Cost of Revenues

The cost of revenue consists primarily of the costs of full-time personnel and outside contractors associated with providing the different types of services offered.  Additionally, the network cost to support hosting services and the cost of third-party software or hardware resold to customers are included in cost of revenues.

The cost of revenue decreased $110,000 to $350,000 for the three months ended March 31, 2008, as compared to $460,000 for the three months ended March 31, 2007.  The decrease was a direct result of the cross-product training program for our technical staff that began in 2006.  The cross-training allows more flexibility to meet shifting customer and market demands around our products and services.  Consequently, with the drop in customization projects as well as the absence of any new revenue contracts during the first quarter of 2008, we experienced a reduction in labor resources required to meet our customers' needs.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.

Research and development expenses increased $65,000 to $425,000 for the three months ended March 31, 2008, as compared to $360,000 for the three months ended March 31, 2007.  The increase primarily resulted from an increase in headcount and outside contractors as we focus on improving our solution offerings, a key element to our growth strategy.

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

Sales and marketing expense for the three months ended March 31, 2008 was $41,000, a decrease of $182,000 from $223,000 for the same period in 2007.  During 2007, we significantly downsized our sales force, eliminating all direct sales headcount by the end of 2007.  The elimination of a direct sales team resulted in a decrease in labor and related costs of $187,000 for the three months ended March 31, 2008.  Marketing related costs increased $5,000 for the three months ended March 31, 2008, compared to the same period in 2007 as we begin to explore venues to increase the Company's visibility in the marketplace.

General and administrative expense for the three months ended March 31, 2008 was $522,000, an increase of $40,000 from $482,000 for the same period in 2007.  During the first quarter of 2008, the Company incurred higher legal costs related to negotiations surrounding the debt extinguishment and modification of three outstanding obligations.  Additionally, the Company granted stock options to the Board of Directors in January 2008, resulting in stock-based compensation of $11,000 for the first quarter of 2008.

Gain from Debt Extinguishment

    In 2007, the Company held an unsecured note in the amount of $200,000, payable to Spieker, its then landlord.  This obligation was a result of an amendment to the Company’s lease agreement.  Interest accrued at an interest rate of 9.0% and compounded monthly. The principal and accrued interest balance was due on April 30, 2007, the end of the lease term.   During 2007, the office building was sold to a new owner and in May 2007, the Company moved its corporate office to another office building that is not owned or managed by the same landlord.  In February 2008, the Company agreed to and remitted a one-time payment of $200,000 as final settlement of the Company's total obligation of $337,000, which included accrued interest, to its former landlord.  For the quarter ended March 31, 2008, the Company recognized a gain of $137,000 for this debt extinguishment.

[Return to Top]

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

Interest and other expenses, net was $241,000, an increase of $34,000, for the three months ended March 31, 2008 as compared to $207,000 for the three months ended March 31, 2007.  The increase was primarily due to the higher amortization expense related to the convertible debt associated with the March 2006 private placement for the three months ended March 31, 2008, compared to the same period in 2007.  This was offset with a decrease of $14,000 in interest expense for the first quarter of 2008 as total outstanding debt decreased in 2007.

Income Tax Provision

The income tax provision for the three months ended March 31, 2008 and 2007 consisted of the minimum state taxes for the related years.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 was $24,000, a decrease of $5,000 from $29,000 for three months ended March 31, 2007.  This decrease resulted from certain fixed assets acquired in previous years becoming fully depreciated during 2007.

LIQUIDITY AND CAPITAL RESOURCES
	March 31,	December 31,	Increase/(Decrease)
	2008	2007	$	%
Cash and cash equivalents	$516,000	$524,000	$(8,000)	(1.5)%
Accounts receivable	133,000	137,000	(4,000)	(2.9)%
Cash, cash equivalents and accounts receivable	649,000	661,000	(12,000)	(1.8)%
Current assets	772,000	805,000	(33,000)	(4.1)%
Accounts payable and accrued expenses	745,000	965,000	(220,000)	(22.8)%
Current portion notes payable	515,000	632,000	(117,000)	(18.5)%
Deferred revenue	193,000	172,000	21,000	12.2%
Current portion of senior convertible debt, net of discount	431,000	1,323,000	(892,000)	(67.4)%
Current liabilities	1,884,000	3,092,000	(1,208,000)	(39.1)%
Working capital deficit	(1,112,000)	(2,287,000)	(1,175,000)	(51.4)%
Noncurrent liabilities	1,780,000	764,000	1,016,000	133.0%

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $12,000 at March 31, 2008 from $661,000 at December 31, 2007, primarily due to the debt settlement of $200,000 related to the Spieker Obligation during the three months ended March 31, 2008, offset with the cash provided by operations.

Liabilities

Accounts payable and accrued expenses decreased by $220,000 to $745,000 at March 31, 2008 from $965,000 at December 31, 2007 largely due to disbursements of $244,000 against accrued wages made during the three months ended March 31, 2008 as well as the timing of payments of outstanding invoices and other accruals.

    Deferred revenue on March 31, 2008 increased $21,000, or 12%, to $193,000, as compared to $172,000 on December 31, 2007. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services.  The increase during the first quarter of 2008 is attributed to the timing of the payment of customer maintenance renewal agreements.

Pursuant to the registration rights agreement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement had not been declared effective by the agreed-upon date.  In April 2007, we executed five unsecured adjustable promissory notes to SSF in the principal amount of $54,000, $9,000, $45,000, $1,000, and $10,000, respectively, to cover these liquidated damages.  The original issuance date of these promissory notes is December 22, 2006, the date the registration statement was declared effective.  Interest on the unpaid principal balance accrued at an adjustable rate based on the federal rate for short-term instruments, originally at 4.93%, and reset to 4.85% on May 22, 2007. As of March 31, 2008, the aggregate outstanding balance of the five notes totaled $119,000 and is classified as a current liability.  On April 1, 2008, we paid the outstanding aggregate principal balance of $119,000 plus the related accrued interest in full.

[Return to Top]

    Based on the amended terms of the note held by CyberSource, we were required to make principal and interest payments of $22,000 beginning in July 2007 through November 2011.  At March 31, 2008, these monthly principal and interest payments of $22,000 for July 2007 through March 2008 remained outstanding.  On April 15, 2008, we entered into a settlement agreement with CyberSource and paid $100,000 in full settlement of the outstanding note.  As of March 31, 2008, the outstanding principal balance was $982,000 and the related accrued interest balance was $59,000.  The agreement provides that CyberSource will release the Company from further liability upon the later of (i) the expiration of one hundred days from the date the $100,000 is received by CyberSource without the occurence of an insolvency event, or (ii) in the event that an insolvency event occurs within such 100 days, the date that any or all limitations periods for an action for the avoidance of payment has passed.

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

Effective March 31, 2008, we amended the senior convertible notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment is in the amount of $60,000 due in June 2008, followed with a payment $125,000 in September 2008 and a payment of $174,000 in December 2008.  In 2009, principal and interest payments of $212,000 are due each quarter-end through September 2009 with a final payment of $712,000 in December 2009.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.  As of March 31, 2008, $1.1 million of the $1.5 million senior convertible debt balance was classified as noncurrent, based on the amended payment terms.

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

Cash Flows

Net cash provided by operating activities of $203,000 for the three months ended March 31, 2008 resulted primarily from net income of $82,000 that included non-cash expenses for stock-based compensation of $31,000, non-cash expenses of $203,000 related to the 2006 Private Placements as well as the gain on debt extinguishment of $137,000. Net cash used by operating activities of $42,000 for the three months ended March 31, 2007 resulted primarily from a net loss that included non-cash expenses for stock-based compensation of $33,000 and non-cash expenses of $155,000 related to the 2006 Private Placements, coupled with an increase in current assets and a decrease in current liabilities.

For the three months ended March 31, 2008 and 2007, there were no investing activities.

Net cash used in financing activities for the three months ended March 31, 2008 was primarily due to the paydown of Spieker Obligation in the amount of $200,000.  The change from the net cash used in financing activities for the three months ended March 31, 2007 was primarily due to the paydown of the First Regional Bank promissory note in the amount of $100,000 which was offset with the release of the restricted cash held as collateral plus the accrued interest.  Also, repayments on notes payable and capital lease obligations totaled $18,000 during the first quarter of 2007, as compared to $11,000 during the first quarter of 2008.

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

March 2006 Private Placement

On March 31, 2006, we completed a private placement of $1.5 million in aggregate principal amount of the Notes along with warrants to purchase 7.5 million shares of our common stock to SSF. The Notes were originally due March 31, 2008 and interest was paid semi-annually, in cash. The Notes are secured by a first priority security interest in all of the Company’s assets. Events of default under the Notes include failure to pay amounts due under the related private placement documents (including the Registration Rights Agreement described below) or failure to make any required principal payment on indebtedness of $100,000 or more.  Upon election of SSF, at any time, any or all of the outstanding principal and accrued but unpaid interest on the Notes may be converted into shares of our common stock at a conversion price of $0.10 per share. The warrants to purchase our common stock expire March 31, 2011 and are exercisable for cash at an exercise price of $0.15 per share. The conversion price of the Notes and the exercise price of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock or securities convertible into shares of common stock at a per share price less than the conversion price or exercise price of the warrants, respectively. SSF may, in limited instances, exercise the warrant through a cashless exercise.

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

[Return to Top]

Item 4T. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

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

PRIMAL SOLUTIONS, INC.

(Registrant)

May 15, 2008	/s/ Joseph R. Simrell
Joseph R. Simrell
Chief Executive Officer, President, and Chief Financial Officer