Form 10-Q
period 2008-06-30
PRIMAL SOLUTIONS INC
filed 2008-08-14
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2008
or

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

The number of shares outstanding of the issuer's sole class of common stock ($0.01 par value) on August 8, 2008 was 1,096,652 shares.

PRIMAL SOLUTIONS, INC.

[Back to Index]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$422,000	$524,000
Accounts receivable	118,000	137,000
Prepaid expenses and other current assets	83,000	144,000
Total current assets	623,000	805,000

Property and equipment, net of accumulated depreciation of $971,000 and $1,512,000, respectively	123,000	271,000
Goodwill	593,000	593,000
Other assets	56,000	76,000
	$1,395,000	$1,745,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$69,000	$57,000
Accrued liabilities	256,000	376,000
Accrued salaries and benefits	310,000	532,000
Deferred revenue	144,000	172,000
Short-term borrowings and current portion of long-term debt	44,000	632,000
Current portion of senior convertible debt, net of discount of $0 and $177,000, respectively	616,000	1,323,000
Total current liabilities	1,439,000	3,092,000

Long-term debt, net of current portion	—	706,000
Noncurrent portion of senior convertible debt, net of discount of $0 for each period	884,000	—
Other long-term liabilities	57,000	58,000
	2,380,000	3,856,000
Commitments and contingencies (Notes 3, 4 and 5)

Stockholders' Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value; 95,000,000 shares authorized; 1,096,652(1) shares issued and outstanding in each period	16,842,000	16,554,000
Accumulated deficit	(17,827,000)	(18,665,000)
Net stockholders’ deficit	(985,000)	(2,111,000)
	$1,395,000	$1,745,000

(1) Amounts have been restated to reflect the 1-for-35 reverse stock split effective June 19, 2008.

See accompanying notes to condensed unaudited consolidated financial statements

[Back to Index]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net revenue	$1,610,000	$1,614,000	$3,138,000	$3,219,000

Cost of revenue	352,000	431,000	702,000	889,000
Research and development	478,000	385,000	903,000	745,000
Selling, general and administrative	825,000	680,000	1,389,000	1,386,000
Total costs	1,655,000	1,496,000	2,994,000	3,020,000

Operating (loss) income	(45,000)	118,000	144,000	199,000
Gain from debt extinguishment	945,000	—	1,082,000	—
Interest and other expenses, net	(144,000)	(217,000)	(385,000)	(424,000)
Income (loss) before income tax provision	756,000	(99,000)	841,000	(225,000)
Income tax provision	—	—	3,000	3,000
Net income (loss)	$756,000	$(99,000)	$838,000	$(228,000)

Basic earnings per share	$0.69	$(0.09)	$0.76	$(0.21)
Diluted earnings per share	$0.52	$(0.09)	$0.72	$(0.21)

Basic weighted average number of common and common equivalent shares outstanding(1)	1,096,652	1,096,652	1,096,652	1,096,652
Diluted weighted average number of common and common equivalent shares outstanding(1)	1,532,733	1,096,652	1,532,733	1,096,652

(1) Amounts have been restated to reflect the 1-for-35 reverse stock split effective June 19, 2008.

See accompanying notes to condensed unaudited consolidated financial statements

[Back to Index]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$838,000	$(228,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	49,000	55,000
Amortization of beneficial conversion feature into interest expense	78,000	125,000
Amortization of debt issuance cost	27,000	48,000
Warrant expense	98,000	148,000
Non-cash stock-based compensation costs	288,000	72,000
Gain from debt extinguishment	(1,082,000)	—
Loss on disposal of property and equipment	104,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	19,000	(26,000)
Prepaid expenses and other current assets	72,000	(21,000)
Accounts payable and other accrued liabilities	(130,000)	(207,000)
Deferred revenue	(29,000)	(22,000)
Other noncurrent assets and liabilities	19,000	49,000
Net cash provided by (used in) operating activities	351,000	(1,000)

Cash Flow from Investing Activities
Purchase of property and equipment	(3,000)	(24,000)
Proceeds from sales of property and equipment	—	4,000
Net cash used in investing activities	(3,000)	(20,000)

Cash Flow from Financing Activities
Change in restricted cash	—	103,000
Payments on capital lease obligations	(12,000)	(12,000)
Payments to retire promissory notes	(419,000)	(100,000)
Payments on notes payable	(19,000)	(35,000)
Net cash used in financing activities	(450,000)	(44,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,000)	(65,000)
CASH AND CASH EQUIVALENTS, beginning of period	524,000	382,000
CASH AND CASH EQUIVALENTS, end of period	$422,000	$317,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$67,000	$82,000
Taxes	3,000	3,000

Non-cash Financing Activities
Financing of business insurance premiums	$38,000	$50,000
Financing of liquidated damages payable to 2006 Private Placement investors	—	119,000

See accompanying notes to condensed unaudited consolidated financial statements

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

            Basis of Presentation and Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.  The accompanying condensed unaudited consolidated financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included.  The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's 2007 Form 10-KSB.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Reverse Stock Split

On June 19, 2008, Primal implemented a 1-for-35 reverse stock split.  All fractional shares were rounded up to the nearest whole share.  The number of authorized shares of common stock and their par value, and the other terms of our common stock, were not affected by the reverse stock split.  However, the number of shares of common stock underlying all of our outstanding warrants, options, and convertible notes, as well as the maximum number of options authorized under our stock option plans and the number of shares of common stock that are reserved pursuant to such plans, were proportionately adjusted to reflect the reverse stock split.  All shares and per share amounts have been restated in the condensed unaudited consolidated financial statements and in the notes to the condensed unaudited consolidated financial statements for all periods presented to reflect the reverse stock split as if it occurred on the first day of the first period presented.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008.  The Company adopted the provisions of EITF No. 08-4 and such provisions had no material impact on the Company's consolidated financial position or results of operations.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations—a replacement of FASB Statement No. 141, ("SFAS 141R"), which establishes principles and requirements for determining how an enterprise recognizes and measures fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  This statement is effective prospectively for the Company's 2009 fiscal year. The adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements.

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

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company adopted the provisions of FIN 48 as of January 1, 2007 and such provisions had no material impact on the Company's consolidated financial position or results of operations.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company's adoption of SFAS 157 on January 1, 2008 for financial assets and financial liabilities did not have a material impact on the Company's condensed unaudited consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

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

The Company assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. The Company's standard payment terms are net 30 or net 60 days. Payments that are due within six months are generally deemed to be fixed or determinable based on the Company's successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Most of the Company's software license arrangements do not include acceptance provisions. However, if acceptance provisions exist, the Company provides for a sales return allowance in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists (“SFAS 48”). If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if the Company cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

The Company typically enters into a multiple element arrangement with its customers which includes a license for the Company's software, post-warranty maintenance fees for technical support and product updates, and professional services fees for installation, training and customization.  Most professional services are sold separately and are all based on time spent and materials used.  The Company evaluates whether the elements within the arrangement qualify for separate accounting pursuant to the cited accounting guidance above. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

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

Otherwise, if a multiple element arrangement does qualify for separate accounting, the Company recognizes revenue based on the following:

Subscription revenue— Under a SaaS contract, the Company licenses the software under a monthly subscription that includes maintenance support.  The monthly subscription fee can also include application management and/or hosting the Company's software on the customer’s hardware.  The subscription revenue is principally based on a contractual price per subscriber or similar measure, and the monthly billing is based on the monthly subscriber volume for each reporting period.  Under this type of arrangement, the Company recognizes the software license revenue each month after the criteria have all been met: (1) there is persuasive evidence of an arrangement; (2) service has been provided to the customer; (3) amount of fees to be paid by the customer is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

License and maintenance contract— A license and maintenance contract includes an upfront license for the Company's software and post-warranty maintenance fees for technical support and product updates over an agreed-upon period.   During the post-warranty maintenance period, the customer is entitled to receive software license updates, maintenance releases and patches and product support and the fee is recognized ratably over the term of the maintenance period.  Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel.  The Company's customers can opt to purchase a maintenance contract when they acquire software licenses and typically renew it annually.

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

Professional Services and Other Revenue—In addition to the Company's software products and the related product support component, the Company offers professional services, such as implementation services, training, consulting, and customization. The professional services related to the initial implementation are covered under the master license agreement with the customer.  Any subsequent professional service offerings are sold under a separate service agreement. The revenue from these arrangements is generally accounted for separately from software license revenue and product support and upgrades revenue and is generally recognized as the services are performed using the percentage-of-completion method.   If there is a significant uncertainty about the project completion or receipt of payment for the related services, revenue is deferred until the uncertainty is sufficiently resolved.

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

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Stock-Based Compensation—The Company has adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under SFAS 123R, the Company is required to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.  Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it probable that the performance condition will be achieved.  For the three and six months ended June 30, 2008, the Company recognized stock-based compensation costs of $257,000 and $288,000, respectively, pursuant to SFAS 123R.  For the three and six months ended June 30, 2007, the Company recognized stock-based compensation costs of $39,000 and $72,000, respectively.

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at June 30, 2008 and December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three and six months ended June 30, 2008 and 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at June 30, 2008 and December 31, 2007 are primarily due from the major customers indicated below.

For the three and six months ended June 30, 2008 and 2007, the Company had two customers that individually accounted for more than 10% of the Company's total revenues for the each period.  At June 30, 2008, the Company had four customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $95,000.  At December 31, 2007, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $94,000.

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

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Net Income (Loss) Per Share—The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share was computed by dividing the adjusted net income (loss) by the sum of the weighted-average number of common shares outstanding and any dilutive potential common shares for the period.  The adjusted net income (loss) for the diluted earnings per share calculation equals net income (loss) plus any interest expense related to dilutive convertible debt held by Company for the period.  The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net income (loss)	$756,000	$(99,000)	$838,000	$(228,000)
PLUS: Interest on convertible debt	37,500	—	260,000	—
Net income (loss) and assumed conversions	$793,500	$(99,000)	$1,098,000	$(228,000)

Weighted-average shares – basic	1,096,652	1,096,652	1,096,652	1,096,652
Dilutive effect of stock options	7,508	—	7,508	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of convertible debt	428,573	—	428,573	—
Weighted-average shares – diluted	1,532,733	1,096,652	1,532,733	1,096,652

Net income (loss) per share – basic	$0.69	$(0.09)	$0.76	$(0.21)
Net income (loss) per share – diluted	$0.52	$(0.09)	$0.72	$(0.21)

Options and warrants to purchase 977,956 and 671,327 shares of common stock were outstanding during the second quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the respective exercise price was greater than the average market price of the common shares.  Additionally, options and warrants to purchase 7,063 and 262,860 shares of common stock were outstanding during the second quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because these options and warrants were deemed to be contingently issuable shares whereby the necessary condition had not been met at the end of the respective quarter.  For the period ended June 30, 2007, options and warrants to purchase 132,283 shares of common stock were outstanding at quarter-end and were excluded from the diluted EPS computation as they were considered anti-dilutive.  During the three and six months ended June 30, 2008 and 2007, the Company held convertible debt that could be converted into 428,573 shares of common stock.  These shares were excluded from the diluted EPS calculation for the three and six months ended June 30, 2007 due to their antidilutive effect.

3.	BORROWINGS

The Company's borrowings consisted of the following principal balances and excluded related accrued interest:

	June 30, 2008	December 31, 2007
CIT Group Inc. (formerly CITI Capital)	$25,000	$37,000
AICCO	19,000	—
CyberSource Corporation (formerly, Authorize.Net Holdings, Inc.)	—	982,000
Spieker Properties, L.P.	—	200,000
Special Situations Funds	—	119,000
Total borrowings	44,000	1,338,000
Less: current portion	(44,000)	(632,000)
Noncurrent portion	$—	$706,000

 Note Payable to CIT Group Inc. (formerly CITI Capital)

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. In 2007, the lease was transferred to CIT Group, Inc.  At June 30, 2008, the outstanding balance was $25,000.  This lease is accounted for as a capital lease.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Note Payable to AICCO

During the first quarter of 2008, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company's annual Director & Officer and EPL insurance policies.  The total amount financed was $38,000 at an interest rate of 8.75%. The Company is obligated to make eight monthly principal and interest payments of $5,000 from March 2008 through October 2008.  At June 30, 2008, the outstanding balance on this note was $19,000.

Note Payable to CyberSource Corporation

In 1999, the Company executed a secured promissory note in the amount of $2.2 million, originally payable to Corsair Communications, Inc. ("Corsair") as consideration for the assets acquired by the Company from Corsair.  As of December 31, 2007, the current holder of this secured note was CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note held a security interest in substantially all the property and equipment originally acquired from Corsair.  This obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively “SSF”) in connection with the Company's private placement in March 2006 (see Note 4).

Since 2001, the terms of this secured note have been amended seven separate times, and the note was fully settled in April 2008.  Under the amended terms effective in January 2007, the monthly interest-only payments of $7,000 continued from January 2007 through June 2007. Beginning in July 2007, principal and interest payments of $22,000 were due monthly through November 2011 with a final payment of $20,000 in December 2011. The interest rate remained at 8.0%.  At the end of the first quarter of 2008, the principal and interest payments of $22,000 per month for July 2007 through March 2008 remained outstanding.

On April 15, 2008, the Company entered into a settlement agreement with CyberSource related to the outstanding note of $982,000 and paid $100,000 to CyberSource in full settlement of this debt obligation, including accrued interest.  The Company recognized a gain of $945,000 for this debt extinguishment in the quarter ended June 30, 2008.

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

In February 2008, the Company agreed to and remitted a one-time payment of $200,000 as final settlement of the Company's total obligation of $337,000, which included accrued interest, to its former landlord.  The Company recognized a gain of $137,000 for this debt extinguishment in the first quarter of 2008.

Notes Payable to Special Situations Funds

Pursuant to the registration rights agreement relating to the private placement in March 2006 (see Note 4), the Company owed liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, the Company executed five unsecured adjustable promissory notes to SSF in the aggregate principal amount of $119,000 to cover these liquidated damages.  The original issuance date of these promissory notes was December 22, 2006, the date the registration statement was declared effective.  On April 1, 2008, the Company paid the outstanding aggregate principal balance and accrued interest related to the five unsecured promissory notes in full.

4.	PRIVATE PLACEMENTS

In 2006, the Company completed two separate private placements, one in March 2006 and the other in April 2006 (collectively, the “2006 Private Placements”).  The private placement in March 2006 involved $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 214,288 shares of the Company's common stock (the “March 2006 Private Placement”) to SSF.  As part of the private placement in April 2006 (the “April 2006 Private Placement”), the Company received $175,000 in exchange for 50,001 shares of common stock and 25,001 warrants to purchase shares of the Company's common stock, issued to two accredited investors, one of which is currently a member of the Company's Board of Directors (“Director Investor”).

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

The Notes were originally due March 31, 2008 and are secured by a first priority security interest in all of the Company's assets.  Upon election by SSF, at any time, any or the entire outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company's common stock at a conversion price of $3.50 per share. The warrants issued in the 2006 Private Placements expire March 31, 2011 and are exercisable for cash at an exercise price of $5.25 per share.

Effective March 31, 2008, the Company amended the Notes, modifying the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the Notes, the interest rate changed to 10% from 5% per annum.  The Company is required to make quarterly principal and interest payments, beginning in June 2008.  Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, the Company paid the accrued interest of $19,000 on the original Notes for the quarter ended March 31, 2008.

Pursuant to the separate registration rights agreements entered into as part of the March 2006 Private Placement and the April 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed aggregate liquidated damages of $123,000 to SSF and the non-director investor of the April 2006 Private Placement.  In April 2007, the Company executed five unsecured adjustable promissory notes to SSF in the aggregate principal amount of $119,000 to cover these liquidated damages payable to SSF. The Company paid $4,000 in liquidated damages plus accrued interest payable to the non-director investor in October 2007.  On April 1, 2008, the Company paid the aggregate outstanding principal and accrued interest of $126,000 related to these five unsecured promissory notes payable to SSF in full. In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable.  If the Company does not keep such registration statement current, the Company may be required to pay additional liquidated damages to SSF and the non-director investor.

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

In 2006, under the provisions of SFAS 133 and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”), the Company accounted for the warrants issued to SSF and the non-director investor as freestanding derivative instruments. The Company calculated the fair value of each of the issued warrants on the date of issuance using the Black-Scholes model.  The warrants issued as part of the March 2006 Private Placement were valued at $995,000 and the warrants issued as part of the April 2006 Private Placement were valued at $24,000. The Company recognized a liability of $1.0 million with an offsetting reduction paid-in capital of $24,000 and an offsetting reduction of $995,000 to the carrying amount of the Notes. The resulting debt discount of $995,000 was amortized over the original life of the Notes, using the effective interest method. Additionally, the net change in the fair value of the warrants during the fiscal year ended December 31, 2006 was recorded as a net gain of $4,000.

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $1.05 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the six months ended June 30, 2008 and 2007, the amortization of the debt discount totaled $78,000 and $125,000, respectively, and was recorded as interest expense.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement and the warrants issued to the non-director investor in the April 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payments under the registration payment arrangement were not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of these warrants to equity, which included the reversal of the current fair value of the warrant liability of $1.0 million, an offsetting credit to additional paid-in capital for $614,000 and debt discount of $340,000 as well as a credit of $60,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the original life of the Notes, using the effective interest method. For the six months ended June 30, 2008 and 2007, the amortization of the debt discount totaled $98,000 and $148,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

Pursuant to Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"), the Company determined that the amended terms of the Notes effective March 31, 2008 did not meet any of the three conditions that would require the modification to be treated the same way as a debt extinguishment.

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

 Stock Options

In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 112,555 shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company's 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At June 30, 2008 and December 31, 2007, options to purchase 76,764 and 77,378 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company's stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company's 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 155,745 shares of the Company's common stock, $0.01 par value per share.  For optionees

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At June 30, 2008 and December 31, 2007, options to purchase 101,049 and 83,014 shares, respectively, of common stock were exercisable under the 2004 FIP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2001 FIP and 2004 FIP totaling $15,000 and $39,000 for the three months ended June 30, 2008 and 2007, respectively.  The Company recognized stock-based compensation expense of $46,000 and $72,000 for the six months ended June 30, 2008 and 2007, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted during the six months ended June 30, 2008 and 2007:

	For the six months ended June 30,
	2008	2007
Expected volatility	163.46% - 192.17%	179.02% - 201.43%
Weighted-average volatility	175.12%	194.21%
Risk-free rate	2.96% - 3.78%	4.56% - 4.76%
Expected term	5.41 – 10.00 years	5.00 – 7.14 years
Expected dividend	0%	0%

A summary of option activity under the 2001 FIP and the 2004 FIP as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	210,333	$4.13
Granted	19,005	1.40
Exercised	—	—
Forfeited or expired	(10,856)	4.38
Outstanding as of June 30, 2008	218,482	$3.88	6.74	$—
Exercisable as of June 30, 2008	177,813	$4.22	6.25	$—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.35 and $2.45, respectively.  No options were exercised during the three and six months ended June 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	49,941	$3.27
Granted	19,005	1.35
Vested	(28,277)	3.27
Forfeited	—	—
Nonvested as of June 30, 2008	40,669	$2.37

As of June 30, 2008, there was $41,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP.  This cost is expected to be recognized over a period of 2.6 years.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Performance Stock Options

In August 2006, the Board of Directors approved and adopted the Company's 2006 Stock Option Plan (the "2006 SOP”), as recommended by the Board’s Compensation Committee. The purpose of the 2006 SOP is to assist the Company in attracting and retaining selected individuals to serve as officers and employees of the Company who contribute to the Company's success and to achieve objectives which inure to the benefit of the stockholders of the Company through the additional incentive inherent in the ownership of the Company's common stock. The 2006 SOP is administered by the Board’s Compensation Committee, which determines to whom options are granted, the number of options to be granted, the option price and the other terms (including vesting) of each option granted under the 2006 SOP. Options granted under the 2006 SOP are nonqualified stock options. There have been reserved 228,572 shares for issuance upon exercise of options granted pursuant to the 2006 SOP. The 2006 SOP will expire in July 2016.

All options granted under the 2006 SOP from 2006 through 2007 originally were to vest fully upon the sale of all or substantially all of the assets of the Company, the acquisition by any person or group of more than 50% beneficial ownership of the Company, or the merger, consolidation or other reorganization of the Company resulting in a more than 50% change in ownership of the Company (the “Change-in-control Performance Condition”).

On June 19, 2008, the Board of Directors approved an amendment to replace the Change-in-control Performance Condition with a new vesting schedule for 196,723 of these outstanding options that the Company had previously granted under the 2006 SOP in August 2006 and May 2007.  These options were also amended to extend the term from five to 10 years from the original grant date.  The other terms of the options remained unchanged.  For the amended options originally granted in August 2006, 61% of the total grant vested on the amendment date with the balance vesting over the next six quarters.  For the amended options originally granted in May 2007, 36% of the total grant vested on the amendment date with the balance vesting over the next nine quarters.

At June 30, 2008, options to purchase 118,706 shares of common stock were exercisable under the 2006 SOP.  At December 31, 2007, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2006 SOP totaling $242,000 for both the three and six months ended June 30, 2008.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  For the amended options, the fair value was estimated on the date of the modification using the Black-Scholes option-pricing model.  The expected volatility is based on historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted or modified during the six months ended June 30, 2008 and 2007:

	For the six months ended June 30,
	2008	2007
Expected volatility	187.57%	175.96%
Weighted-average volatility	187.57%	175.96%
Risk-free rate	3.89% - 4.22%	4.56%
Expected term	8.14 – 8.89 years	5.00 years
Expected dividend	0%	0%

A summary of option activity under the 2006 SOP as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	203,786	$2.51
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of June 30, 2008	203,786	$2.51	8.05	$—
Exercisable as of June 30, 2008	118,706	$2.45	8.18	$—

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

No options were granted during the six months ended June 30, 2008.  The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $1.39.  No options were exercised during the three and six months ended June 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	203,786	$1.48
Granted	—	—
Vested	(118,706)	1.39
Forfeited	—	—
Nonvested as of June 30, 2008	85,080	$1.61

For any option that was not modified on June 19, 2008, the Company determines if it is probable that the Change-in-control Performance Condition will be achieved.  Until this performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of June 30, 2008, there was $19,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements tied to a performance condition.  As of June 30, 2008, there was $32,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the modified vesting schedule.  This cost is expected to be recognized over a period of 1.9 years.

Warrants

During the six months ended June 30, 2008 and 2007, the Company did not issue any warrants.  A summary of compensation-based warrant activity as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	112,212	$6.45
Granted	—	—
Exercised	—	—
Forfeited or expired	(34,286)	9.80
Outstanding as of June 30, 2008	77,926	$4.98	4.62	$—
Exercisable as of June 30, 2008	77,926	$4.98	4.62	$—

[Back to Index]

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

Reverse Stock Split

On June 19, 2008, Primal implemented a 1-for-35 reverse stock split.  All fractional shares were rounded up to the nearest whole share.  The number of authorized shares of common stock and their par value, and the other terms of our common stock, were not affected by the reverse stock split.  However, the number of shares of common stock underlying all of our outstanding warrants, options, and convertible notes, as well as the maximum number of options authorized under our stock option plans and the number of shares of common stock that are reserved pursuant to such plans, were proportionately adjusted to reflect the reverse stock split.  All shares and per share amounts have been restated in the condensed unaudited consolidated financial statements and in the notes to the condensed unaudited consolidated financial statements for all periods presented to reflect the reverse stock split as it occurred on the first day of the first period presented.

OVERVIEW

For the quarter ended June 30, 2008, net revenue of $1,610,000 was flat compared to $1,614,000 for the same period in 2007.  For the six months ended June 30, 2008, net revenue decreased slightly by $81,000 to $3,138,000, as compared to $3,219,000 for the six months ended June 30, 2007.  For the quarter and six months ended June 30, 2008, the year-to-date subscriber counts for our customers under the subscription-based revenue model increased 43% and 46%, respectively, over the same period in 2007.  For the quarter ended June 30, 2008, total subscriber count grew 9% over the previous quarter ended March 31, 2008.

Net income for the quarter ended June 30, 2008 increased to $756,000 from a loss of $99,000 for the quarter ended June 30, 2007.  The net income for the quarter ended June 30, 2008 included the gain of $945,000 recognized for the settlement of the outstanding note in the amount of $982,000 due to CyberSource Corporation (the “CyberSource Note”).

We recognized net income of $838,000 for the six months ended June 30, 2008, an improvement from the net loss of $228,000 recognized for the six months ended June 30, 2007.  The net income for the six months ended June 30, 2008 included the aggregate gain of $1.1 million recognized for the settlement of the CyberSource Note as well as the debt obligation originally with Spieker Properties, L.P. (the “Spieker Obligation”).

We generated net cash of $351,000 from operations during the six months ended June 30, 2008.  The Company has generated positive cash flow from operations for the last five consecutive quarters.

As of June 30, 2008, our working capital deficit balance improved by $1.5 million to $816,000, as compared to a working capital deficit of $2.3 million as of December 31, 2007. In February 2008, we settled the Spieker Obligation for $200,000.  The outstanding balance at the time of the settlement totaled $337,000.  Additionally, the CyberSource Note was also fully settled for $100,000 in April 2008.  The overall improvement in our working capital deficit was largely due the settlement of the CyberSource Note and the Spieker Obligation as well as the paydown of an outstanding obligation to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively “SSF”) in the amount of $119,000 during the first half of 2008.  The Company also made payments of $342,000 made against accrued wages and reclassified a portion of the senior convertible debt from current to noncurrent liability based on the amended payment terms.  The improvement in working capital deficit was also attributable to the normal fluctuations in other current assets and current liabilities due to changes in timing from period to period.

In 2008, we are focused on converting new sales opportunities to augment cash receipts from existing contracts.  We believe that existing cash balances combined with cash generated from existing contracts will be sufficient to support our working capital requirements through at least the next twelve months. We expect continued growth in our customers’ subscriber counts and continue to maintain our operating costs in light of expected revenues.  We cannot, however, be certain that existing contracts will continue or that currently anticipated contracts will materialize, that cash generated from future operations will be adequate to support our working capital requirements or that our cost-maintenance activities will be adequate or possible.

Historically, our sources of liquidity primarily have been cash from operations and financing activity. In 2008, we expect our sources of liquidity will continue to be provided from positive operating cash flow.

[Back to Index]

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three months ended June 30,		Increase/(Decrease)		Six months ended June 30,		Increase/ (Decrease)
	2008	2007	$	%	2008	2007	$	%

Net revenue	$1,610,000	$1,614,000	$(4,000)	*	$3,138,000	$3,219,000	$(81,000)	(3)%

Cost of revenue	352,000	431,000	(79,000)	(18)%	702,000	889,000	(187,000)	(21)%
Research and development	478,000	385,000	93,000	24%	903,000	745,000	158,000	21%
Selling, general & administrative	825,000	680,000	145,000	21%	1,389,000	1,386,000	3,000	*
Total costs	1,655,000	1,496,000	159,000	11%	2,994,000	3,020,000	(26,000)	(1)%

Operating income (loss)	(45,000)	118,000	(163,000)	(138)%	144,000	199,000	(55,000)	(28)%
Gain from debt extinguishment	945,000	—	945,000	100%	1,082,000	—	1,082,000	100%
Interest and other expenses, net	(144,000)	(217,000)	(73,000)	(34)%	(385,000)	(424,000)	(39,000)	(9)%
Income (loss) before income tax	756,000	(99,000)	855,000	864%	841,000	(225,000)	1,066,000	474%
Income tax provision	—	—	—	—	3,000	3,000	—	—
Net income (loss)	$756,000	$(99,000)	$855,000	864%	$838,000	$(228,000)	$1,066,000	468%

Supplemental Information
Stock-based compensation	$257,000	$39,000	$218,000	559%	$288,000	$72,000	$216,000	300%

* Less than 1%

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

Total revenues of $1,610,000 for the three months ended June 30, 2008 were flat compared to $1,614,000 for the same period in 2007.  There was an increase of $233,000 in recurring subscription fees as the subscriber base of our customers increased for the quarter ended June 30, 2008 when compared to the same period in 2007.  This was offset with the decrease in the two other sources of revenue.  Total revenue from our current largest customer represented approximately 71.7% and 62.8%, respectively, of total revenue for the three months ended June 30, 2008 and 2007.

Total revenues for the six months ended June 30, 2008 were $3.1 million, a decrease of $81,000, or 2.5%, from $3.2 million for the same period in 2007.  There was an increase of $504,000 in the recurring subscription fees as the subscriber base of our customers increased for the six months ended June 30, 2008 when compared to the same period in 2007.  This was offset with the decrease in the two other sources of revenue.  Total revenue from our current largest customer represented approximately 72.5% and 60.4%, respectively, of total revenue for the six months ended June 30, 2008 and 2007.

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

[Back to Index]

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

For the three months ended June 30, 2008, subscription revenue was $1.4 million, 85% of total revenue, an increase of $233,000 from $1.1 million, 70% of total revenue, for the same period in 2007.  The increase was primarily the result of an increase in subscriber count base from our existing customers of approximately 43% for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007.

For the six months ended June 30, 2008, subscription revenue was $2.7 million, 85% of total revenue, an increase of $504,000 from $2.2 million, 67% of total revenue, for the same period in 2007.  The increase was primarily the result of an increase in subscriber count base from our existing customers of approximately 46% for the six months ended June 30, 2008, compared to six months ended June 30, 2007.

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

For the three and six months ended June 30, 2008, upfront software license and related maintenance revenue represented 8% of total revenue for both respective periods, compared to 12% and 14%, respectively, of total revenue for the same period in 2007.  This decrease was due to the growing contribution by subscription-based customers to total revenue, the nonrenewal of legacy maintenance agreements during 2007, and the absence of any new upfront license fees during the three and six months ended June 30, 2008.  The Company expects to continue to support existing customers but will not actively seek new sales contracts under this upfront software license pricing model.

Professional Services and Other Revenue

Professional services revenue is comprised of fees associated with implementation services, consulting, customization projects as well as training.  Professional services revenue is nonrecurring in nature and can fluctuate with the volume of new customer sales as well as customization projects of existing customers.

Professional services revenue was $113,000, or 7% of total revenue, for the three months ended June 30, 2008, as compared to $290,000, or 18% of total revenue, for the same period last year.  Professional services revenue was $219,000, or 7% of total revenue, for the six months ended June 30, 2008, as compared to $522,000, or 16% of total revenue, for the same period last year.  The overall decline was attributed to one-time implementation revenue recognized during the respective period in 2007 for the then-new customers as well as a decrease in total revenue contributed from customization projects for existing customers.  The Company expects customization revenue to track at the current 7% of total revenue for the remainder of the year.

Other revenue consists of sales of third-party software and hardware which are not material in amount or frequency. For the six months ended June 30, 2008, other revenue was $15,000, compared to $80,000 for the six months ended June 30, 2007.  There was no other revenue for the three months ended June 30, 2008 and 2007.

Concentration Risk

For the three months ended June 30, 2008, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $1.2 million and $256,000, respectively. In the same period last year, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $1.0 million and $214,000, respectively.

For the six months ended June 30, 2008, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $2.3 million and $509,000, respectively. In the same period last year, we had two customers who individually accounted for more than 10% of our total revenue in the amount of $1.9 million and $416,000, respectively.

EXPENSES

During the six months ended June 30, 2008, we continued our focus on managing our costs in an effort to keep them in line with expected revenues.  For the three months ended June 30, 2008 and 2007, including the non-cash stock-based compensation cost of $257,000 and $39,000, respectively, the Company incurred total operating expenses of $1,655,000 and $1,496,000, respectively.  For the six months ended June 30, 2008 and 2007, including the noncash stock-based compensation cost of $288,000 and $72,000, respectively, the Company incurred total operating expenses of $2,994,000 and $3,020,000, respectively.  As a result of cost-reduction measures taken in 2007, we experienced a 18% reduction in overall headcount for the six months ended June 30, 2008 when compared

[Back to Index]

to the same period in 2007.  Additionally, in connection with the reverse stock split and the stock option amendment in June 2008, there was an increase during the second quarter of 2008 in legal and other professional costs.  We also incurred noncash stock-based compensation expense of $242,000 pursuant to the modified terms of stock option amendment in June 2008.  We recognized a gain of $1.1 million resulting from the extinguishment of the CyberSource Note in April 2008 and the Spieker Obligation in February 2008.

Cost of Revenues

The cost of revenue consists primarily of the costs of full-time personnel and outside contractors associated with providing the different types of services offered.  Additionally, the network cost to support hosting services and the cost of third-party software or hardware resold to customers are included in cost of revenues.

The cost of revenue decreased $79,000 to $352,000, or 22% of total revenue, for the three months ended June 30, 2008, as compared to $431,000, or 27% of total revenue, for the three months ended June 30, 2007.  For the six months ended June 30, 2008, cost of revenue was $702,000, or 22% of total revenue, a decrease of $187,000 from $889,000, or 28% of total revenue, for the six months ended June 30, 2007.  The decrease for both periods was a direct result of the cross-product training program for our technical staff that began in 2006.  The cross-training allows more flexibility to meet shifting customer and market demands around our products and services as well as overall efficiency of available labor resources.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.

Research and development expenses increased $93,000 to $478,000 for the three months ended June 30, 2008, as compared to $385,000 for the three months ended June 30, 2007.  Total research and development expenses for the six months ended June 30, 2008 increased $158,000 to $903,000 from $745,000 for the six months ended June 30, 2007.  The increase during both periods in 2008 over the previous year primarily resulted from increased labor costs connected to the Company's continued investment in our IPC platform and associated analytics capabilities which is part of our product roadmap, a key element to our growth strategy.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of public company related expenses, professional service fees, travel related costs as well as labor related expenses for executive, finance, administrative, sales, and marketing personnel.  Selling, general and administrative expenses for the three months ended June 30, 2008 was $825,000, an increase of $145,000 from $680,000 for the same period in 2007.  For the six months ended June 30, 2008, selling, general and administrative expenses were flat compared to the same period in 2007 at $1,389,000 compared to $1,386,000.

During the first half of 2008, the Company incurred higher legal and other professional costs related to the debt extinguishment and modification of three outstanding obligations, the reverse stock split, and the stock option amendment.  Additionally, the Company recognized $206,000 of stock-based compensation costs connected to the stock option amendment during the second quarter of 2008 as well as $11,000 for stock options granted to the Board of Directors in January 2008.  Marketing related costs increased $44,000 and $48,000 for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007 as we focused on increasing the Company's visibility in the marketplace through sponsorship and attendance at industry tradeshows and conferences as well as revamping our website and circulating the Company's new quarterly electronic newsletter.  These aggregate increases were offset with a 25% decrease in administrative headcount for the six months ended June 30, 2008 compared to the same period in 2007.

Gain from Debt Extinguishment

At the end of the first quarter of 2008, the Company held a junior secured note in the amount of $982,000, payable to CyberSource Corporation ("CyberSource"), the successor by way of merger to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note held a security interest in substantially all the property and equipment originally acquired from Corsair. This obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Fund III, QP, L.P. and four related funds (“SSF”) in connection with the Company's private placement in March 2006. Interest accrued at 8.0%.  At the end of the first quarter of 2008, the principal and interest payments of $22,000 per month for July 2007 through March 2008 remained outstanding.

On April 15, 2008, the Company paid $100,000 to CyberSource in full settlement of this debt obligation, including accrued interest.  For the quarter ended June 30, 2008, the Company recognized a gain of $945,000 for this debt extinguishment.

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

[Back to Index]

Interest and Other Expense, Net

Interest and other expense generally consist of interest income, interest expense and any gain or loss on the sale or disposal of assets.  Interest expense also includes the amortization of the debt discount resulting from the warrants issued in connection with the 2006 Private Placements, the amortization of the beneficial conversion feature, and the amortization of debt issuance costs.

For the three months ended June 30, 2008, interest and other expenses, net was $144,000, a decrease of $73,000, as compared to $217,000 for the three months ended June 30, 2007.  The amortization charges related to the 2006 Private Placements ended on March 31, 2008, contributing to the decrease in the second quarter of 2008.  The Company also recognized lower interest expense as a direct result of the debt extinguishment during the first half of 2008 and the paydown of outstanding obligations in December 2007 and in April 2008.  This decrease was offset with a higher interest expense for the senior convertible debt based on the amended terms effective March 31, 2008.  Additionally, during the second quarter of 2008, the Company recognized a non-cash loss of $104,000 for the write-off of fixed assets based on a recent physical count of assets on hand.

For the six months ended June 30, 2008, interest and other expenses, net was $385,000, a decrease of $39,000, as compared to $424,000 for the six months ended June 30, 2007.  The amortization charges related to the 2006 Private Placements ended on March 31, 2008, contributing $117,000 to the decrease in 2008 compared to a full six months’ of amortization in 2007.  The Company also recognized lower interest expense as a direct result of the debt extinguishment during the first half of and the paydown of outstanding obligations in December 2007 and in April 2008.  This decrease was offset with a higher interest expense for the senior convertible debt based on the amended terms effective March 31, 2008.  Additionally, during the second quarter of 2008, the Company recognized a non-cash loss of $104,000 for the write-off of fixed assets based on a recent physical count of assets on hand.

Income Tax Provision

The income tax provision for the three and six months ended June 30, 2008 and 2007 consisted of the minimum state taxes for the related years.

LIQUIDITY AND CAPITAL RESOURCES
	June 30,	December 31,	Increase/(Decrease)
	2008	2007	$	%
Cash and cash equivalents	$422,000	$524,000	$(102,000)	(19.5)%
Accounts receivable	118,000	137,000	(19,000)	(13.9)%
Cash, cash equivalents and accounts receivable	540,000	661,000	(121,000)	(18.3)%
Current assets	623,000	805,000	(182,000)	(22.6)%

Accounts payable and accrued expenses	635,000	965,000	(330,000)	(34.2)%
Current portion notes payable	44,000	632,000	(588,000)	(93.0)%
Deferred revenue	144,000	172,000	(28,000)	(16.3)%
Current portion of senior convertible debt, net of discount	616,000	1,323,000	(707,000)	(53.4)%
Current liabilities	1,439,000	3,092,000	(1,653,000)	(53.5)%
Noncurrent liabilities	941,000	764,000	177,000	23.2%

Working capital deficit	(816,000)	(2,287,000)	(1,471,000)	(64.3)%

Cash and Accounts Receivable

Cash and cash equivalents and accounts receivable collectively decreased by $121,000 at June 30, 2008 from $661,000 at December 31, 2007, primarily due to the aggregate debt settlement of $300,000 related to the Spieker Obligation and the CyberSource Note as well as the paydown of the liquidated damages obligation of $119,000 during the six months ended June 30, 2008, offset with the $351,000 in cash provided by operations.

Liabilities

The overall decrease in liabilities from December 31, 2007 is mainly due to the paydown or settlement of three outstanding note obligations, totaling $1.3 million in outstanding principal on December 31, 2007.

Pursuant to the registration rights agreement relating to the private placement in March 2006, the Company owed liquidated damages because the registration statement had not been declared effective by the agreed-upon date.  As of December 31, 2007, the five related unsecured adjustable promissory notes to SSF in the aggregate principal amount of $119,000 remained outstanding as a current liability.  On April 1, 2008, we paid the outstanding aggregate principal balance plus the related accrued interest in full.

[Back to Index]

As of December 31, 2007, the outstanding principal balance of the note held by CyberSource was $982,000, with $330,000 classified as a current liability.  On April 15, 2008, we entered into a settlement agreement with CyberSource and paid $100,000 in full settlement of the outstanding note.

As of December 31, 2007, the total outstanding principal and accrued interest balance related to the Spieker Obligation was $337,000 and was classified as a current liability.  In February 2008, we paid $200,000 in full settlement of this outstanding obligation.

Effective March 31, 2008, we amended the $1.5 million senior convertible notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first payment in the amount of $60,000 was paid in early July 2008.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.  As of June 30, 2008, $884,000 of the total outstanding balance was classified as noncurrent, based on the amended payment terms.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the liquidated damages notes.

Accounts payable and accrued expenses decreased by $330,000 to $635,000 at June 30, 2008 from $965,000 at December 31, 2007 largely due to disbursements of $342,000 against accrued wages made during the six months ended June 30, 2008 as well as the timing of payments of outstanding invoices and other accruals.  This was offset with the increase in accruals for legal and other professional costs connected to the reverse stock split during the second quarter of 2008.

Deferred revenue on June 30, 2008 decreased $28,000, or 16%, to $144,000, as compared to $172,000 on December 31, 2007. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services.  The decrease during the six months ended June 30, 2008 is attributed to the timing of the payment of customer maintenance renewal agreements.

Cash Flows

Net cash provided by operating activities of $351,000 for the six months ended June 30, 2008 resulted primarily from net income of $838,000 that included non-cash expenses for stock-based compensation of $288,000, non-cash expenses of $203,000 related to the 2006 Private Placements as well as the gain on debt extinguishment of $1.1 million. Net cash used by operating activities of $1,000 for the six months ended June 30, 2007 resulted primarily from a net loss of $228,000 that included non-cash expenses for stock-based compensation of $72,000 and non-cash expenses of $321,000 related to the 2006 Private Placements, coupled with an increase in current assets and a decrease in current liabilities.

For the six months ended June 30, 2008 and 2007, net cash used by investing activities totaled $3,000 and $20,000, respectively and was primarily due to the acquisition of capital equipment.

Net cash used in financing activities for the six months ended June 30, 2008 was primarily due to the settlement of the Spieker Obligation and the CyberSource Note in the aggregate amount of $300,000 plus the paydown of the liquidated damages notes, totaling $119,000.  The change from the net cash used in financing activities for the six months ended June 30, 2007 was primarily due to the paydown of the First Regional Bank promissory note in the amount of $100,000 which was offset with the release of the restricted cash held as collateral plus the accrued interest.  Also, repayments on remaining notes payable and capital lease obligations totaled $47,000 during the first half of 2007, as compared to $31,000 during the first half of 2008.

2006 Private Placements

In 2006, the Company completed two separate private placements, one in March 2006 and the other in April 2006 (collectively, the “2006 Private Placements”).  The private placement in March 2006 involved $1.5 million in aggregate principal amount of its 5% Senior Secured Convertible Notes (the “Notes”) along with warrants to purchase 214,288 shares of the Company's common stock (the “March 2006 Private Placement”) to Special Situations Fund III, Q.P., L.P. and four related funds (“SSF”).  As part of the private placement in April 2006 (the “April 2006 Private Placement”), the Company received $175,000 in exchange for 50,001 of common stock and 25,001 warrants to purchase shares of the Company's common stock, issued to two accredited investors, one of which is currently a member of the Company's Board of Directors (“Director Investor”).

The Notes were originally due March 31, 2008 and are secured by a first priority security interest in all of the Company's assets.  Upon election by SSF, at any time, any or the entire outstanding principal and any accrued but unpaid interest on the Notes may be converted into shares of the Company's common stock at a conversion price of $3.50 per share. The warrants issued in the 2006 Private Placements expire March 31, 2011 and are exercisable for cash at an exercise price of $5.25 per share.

Effective March 31, 2008, the Company amended the Notes, modifying the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the Notes, the interest rate changed to 10% from 5% per

[Back to Index]

annum.  The Company is required to make quarterly principal and interest payments, beginning in June 2008.  Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, the Company paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008.

Pursuant to the separate registration rights agreement entered into as part of the March 2006 Private Placement and the April 2006 Private Placement, the Company filed a registration statement, registering for the resale of the shares of common stock and the shares of common stock issuable upon conversion of the Notes and exercise of the warrants on May 1, 2006. The registration statement was declared effective on December 22, 2006.  Because the registration statement was not declared effective by the agreed-upon date of July 16, 2006, the Company owed aggregate liquidated damages of $123,000 to SSF and the non-director investor of the April 2006 Private Placement.  The Company paid $4,000 in liquidated damages plus accrued interest payable to the non-director investor in October 2007.  On April 1, 2008, the Company paid the aggregate outstanding principal and accrued interest of $126,000 related to these five unsecured promissory notes in full. In addition, the Company is required to maintain and update the registration statement as necessary in order to keep it current so that these shares of common stock are freely tradable.  If the Company does not keep such registration statement current, the Company may be required to pay additional liquidated damages to SSF and the non-director investor.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report.  Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on Tuesday, August 5, 2008.  The voting for directors was as follows:
	FOR	ABSTAIN	BROKER NON-VOTES
Joseph Simrell	917,122	924	0
Louis Delmonico	907,142	10,904	0
David Haynes	907,142	10,904	0
John Rehfeld	907,142	10,904	0

The voting to ratify the Company's selection of Haskell & White, LLP as independent public accountants for the fiscal year ending December 31, 2008 was as follows:
	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Haskell & White, LLP	917,857	100	186	0

[Back to Index]

Item 6.  Exhibits

Exhibit Number		Description of Document
2.1
Primal Solutions, Inc. Preliminary Distribution Agreement, dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to the Company's registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

3.1
Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's registration Statement on Form SB-2 filed July 30, 2004 and incorporated by reference herein)

3.2		Second Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company's quarterly report on Form 10-QSB filed on August 14, 2002 and incorporated by reference herein)
3.3		Certificate of Amendment to the Company's Certification of Incorporation, as filed with the Secretary of State of the State of Delaware, effective June 19, 2008 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2008 and incorporated by reference herein)
10.1
Form of First Amendment to Non-Statutory Stock Option Agreement under Primal Solutions, Inc. 2006 Stock Option Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2008 and incorporated by reference herein)

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

August 14, 2008