Form 10-Q
period 2008-09-30
PRIMAL SOLUTIONS INC
filed 2008-12-23
CIK 1124217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 2008
or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑

The number of shares outstanding of the issuer's sole class of common stock ($0.01 par value) on December 10, 2008 was 1,096,676 shares.

PRIMAL SOLUTIONS, INC.
INDEX

[Back to Index]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$606,000	$524,000
Accounts receivable	139,000	137,000
Prepaid expenses and other current assets	61,000	144,000
Total current assets	806,000	805,000

Property and equipment, net of accumulated depreciation of $947,000 and $1,512,000, respectively	121,000	271,000
Goodwill	158,000	593,000
Other assets	57,000	76,000
	$1,142,000	$1,745,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$71,000	$57,000
Accrued liabilities	142,000	376,000
Accrued salaries and benefits	260,000	532,000
Deferred revenue	180,000	172,000
Short-term borrowings and current portion of long-term debt	23,000	632,000
Current portion of senior convertible debt, net of discount of $0 and $177,000, respectively	695,000	1,323,000
Total current liabilities	1,371,000	3,092,000

Long-term debt, net of current portion	—	706,000
Noncurrent portion of senior convertible debt, net of discount of $0 for each period	695,000	—
Other long-term liabilities	54,000	58,000
	2,120,000	3,856,000
Commitments and contingencies (Notes 4, 5 and 6)

Stockholders' Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value; 95,000,000 shares authorized; 1,096,676(1) shares issued and outstanding in each period	16,865,000	16,554,000
Accumulated deficit	(17,843,000)	(18,665,000)
Net stockholders’ deficit	(978,000)	(2,111,000)
	$1,142,000	$1,745,000

(1) Amounts have been restated to reflect the 1-for-35 reverse stock split effective June 19, 2008.

See accompanying notes to condensed unaudited consolidated financial statements

[Back to Index]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net revenue	$1,680,000	$1,541,000	$4,817,000	$4,760,000

Cost of revenue	355,000	440,000	1,057,000	1,328,000
Research and development	395,000	363,000	1,298,000	1,108,000
Selling, general and administrative	474,000	560,000	1,863,000	1,947,000
Goodwill impairment loss	435,000	—	435,000	—
Total costs	1,659,000	1,363,000	4,653,000	4,383,000

Operating income	21,000	178,000	164,000	377,000
Gain from debt extinguishment	—	—	1,082,000	—
Interest and other expenses, net	(35,000)	(224,000)	(420,000)	(648,000)
(Loss) income before income tax provision	(14,000)	(46,000)	826,000	(271,000)
Income tax provision	—	—	3,000	3,000
Net (loss) income	$(14,000)	$(46,000)	$823,000	$(274,000)

Basic earnings per share	$(0.01)	$(0.04)	$(0.75)	$(0.25)
Diluted earnings per share	$(0.01)	$(0.04)	$(0.73)	$(0.25)

Basic weighted average number of common and common equivalent shares outstanding(1)	1,096,676	1,096,676	1,096,676	1,096,676
Diluted weighted average number of common and common equivalent shares outstanding(1)	1,096,676	1,096,676	1,532,733	1,096,676

(1) Amounts have been restated to reflect the 1-for-35 reverse stock split effective June 19, 2008.

See accompanying notes to condensed unaudited consolidated financial statements

[Back to Index]

PRIMAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$823,000	$(274,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	68,000	80,000
Amortization of beneficial conversion feature into interest expense	78,000	194,000
Amortization of debt issuance cost	27,000	72,000
Warrant expense	98,000	231,000
Non-cash stock-based compensation costs	311,000	107,000
Gain from debt extinguishment	(1,082,000)	—
Loss on disposal of property and equipment	104,000	7,000
Goodwill impairment loss	435,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	16,000
Prepaid expenses and other current assets	91,000	14,000
Accounts payable and other accrued liabilities	(289,000)	(320,000)
Deferred revenue	8,000	(9,000)
Other noncurrent assets and liabilities	15,000	47,000
Net cash provided by operating activities	685,000	165,000

Cash Flow from Investing Activities
Purchase of property and equipment	(23,000)	(26,000)
Proceeds from sales of property and equipment	2,000	4,000
Net cash used in investing activities	(21,000)	(22,000)

Cash Flow from Financing Activities
Change in restricted cash	—	103,000
Payments on capital lease obligations	(19,000)	(18,000)
Payments to retire promissory notes	(419,000)	(100,000)
Payments on notes payable	(33,000)	(44,000)
Payments on convertible debt	(111,000)	—
Net cash used in financing activities	(582,000)	(59,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	82,000	84,000
CASH AND CASH EQUIVALENTS, beginning of period	524,000	382,000
CASH AND CASH EQUIVALENTS, end of period	$606,000	$466,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$142,000	$121,000
Taxes	3,000	3,000

Non-cash Financing Activities
Financing of business insurance premiums	$38,000	$50,000
Financing of liquidated damages payable to 2006 Private Placement investors	—	119,000

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

            Financial Statement Presentation

The accompanying condensed unaudited consolidated financial statements include the accounts of Primal Solutions, Inc. and its wholly-owned subsidiary, Wireless Billing Systems. Intercompany accounts and transactions have been eliminated.  The accompanying condensed unaudited consolidated financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included.  The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's 2007 Form 10-KSB.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

The unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, with the realization of assets and the satisfaction of liabilities in the normal course of business.  In November 2008, the Company executed a transition agreement (the "Transition Agreement") with Time Warner Cable Inc. ("TWCI").  TWCI is the assignee of Time Warner Cable Information Services (Maine) LLC (collectively, "Time Warner"), with whom the Company has a contractual relationship under the original Master Software and License Agreement, as amended (the "Master Agreement").  Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner's intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner's alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers an affiliate of Time Warner (the "Time Warner Affiliate").  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Total revenue from Time Warner for the three and nine months ended September 30, 2008 was $1.3 million and $3.5 million, respectively.  Total revenue from the Time Warner Affiliate for the three and nine months ended September 30, 2008 was $288,000 and $797,000, respectively.  Management does not expect the Transition Agreement and the new stand-alone contract with the Time Warner Affiliate to provide sufficient revenues to support the Company’s continuing operations.

In light of these developments and the Company’s position in the current marketplace, management has recommended to the Board of Directors that the Company commence an orderly wind-down of its continuing operations.  The Company reviewed various alternatives that might be available to the Company to maximize the Company's value, including continuing current operations.  After reviewing such alternatives, the Board of Directors has determined to commence wind-down of the Company.  As part of the wind-down, the Company, through a special committee consisting of independent directors and led by the lead director, is currently in negotiations with certain members of management regarding an arrangement whereby the Company would transfer certain customer contracts and other assets, as well as license its technology to a newly formed company owned and operated by these members of management.  Such arrangement is expected to be completed, if at all, in January 2009.  Whether or not such arrangement is consummated, given the Company’s outstanding senior secured convertible debt obligation in the aggregate amount of $1.3 million, the Company believes it is unlikely there will be any remaining value available for distribution to the holders of the Company's common stock following completion of the Company’s wind-down.  The accompanying unaudited financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to these recent developments.

Reverse Stock Split

On June 19, 2008, the Company implemented a 1-for-35 reverse stock split. All fractional shares were rounded up to the nearest whole share. The number of authorized shares of common stock and their par value, and the other terms of the Company's common stock, were not affected by the reverse stock split. However, the number of shares of common stock underlying all of the Company's outstanding warrants, options, and convertible notes, as well as the maximum number of options authorized under its stock option plans and the number of shares of common stock that are reserved pursuant to such plans, were proportionately adjusted to reflect the reverse stock split. All shares and per share amounts have been restated in the condensed unaudited consolidated financial statements and in the notes to the condensed unaudited consolidated financial statements for all periods presented to reflect the reverse stock split as if it occurred on the first day of the first period presented.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active.  The Company's adoption of SFAS 157 on January 1, 2008 for financial assets and financial liabilities did not have a material impact on the Company's condensed unaudited consolidated financial statements. The Company's early adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities during the third quarter of 2008 did not have a material impact on the Company's condensed unaudited consolidated financial statements.

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

Goodwill and Intangible Assets—The Company accounts for its goodwill in accordance to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized.  Pursuant to SFAS 142, the Company evaluates goodwill for impairment on an annual basis at the end of the third quarter and more frequently if events or changes in circumstances indicate that the asset value might be impaired.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit.  The fair value of the respective reporting unit are estimated using the income approach.  If the carrying amount of the reporting unit exceeds it fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The excess of the carrying amount of goodwill over it implied fair value represents the impairment loss to be recognized.  During the third quarter of 2008, the Company determined that the carrying value of the goodwill exceeded its implied fair value.  Accordingly, a goodwill impairment loss of $435,000 was recognized during the quarter ended September 30, 2008.

Stock-Based Compensation—The Company has adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under SFAS 123R, the Company is required to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.  Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it probable that the performance condition will be achieved.  For the three and nine months ended September 30, 2008, the Company recognized stock-based compensation costs of $23,000 and $311,000, respectively, pursuant to SFAS 123R.  For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation costs of $35,000 and $107,000, respectively.

Income Taxes—Income taxes are accounted for in accordance SFAS 109. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at September 30, 2008 and December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FIN 48 and analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in California as a “major” tax jurisdiction, as defined by FIN 48. The only periods subject to examination for the Company's federal return are the tax years 2003 through 2006. The periods subject to examination for the Company's state returns in California are tax years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income taxes. For the three and nine months ended September 30, 2008 and 2007, the Company had no interest or penalties.

Concentration of Credit Risk—The Company sells its products to large communications companies, as well as emerging communications carriers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balances at September 30, 2008 and December 31, 2007 are primarily due from the major customers indicated below.

For the three and nine months ended September 30, 2008 and 2007, the Company had two customers, Time Warner and the Time Warner Affiliate, that individually accounted for more than 10% of the Company's total revenues for each respective period.  At September 30, 2008, the Company had three customers, two of which were Time Warner and the Time Warner Affiliate, that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $86,000.  At December 31, 2007, the Company had three customers that individually accounted for more than 10% of the net accounts receivable balance and in aggregate totaled $94,000.

In November 2008, the Company and Time Warner entered into the Transition Agreement which stipulates that the Company will continue to provide services provided for under the Master Agreement for a limited time.   Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner’s intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner’s alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers the Time Warner Affiliate.  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Management does not expect the Transition Agreement and this new stand-alone contract to provide sufficient revenues to support the Company’s continuing operations.  Total revenue from Time Warner for the three and nine months ended September 30, 2008 was $1.3 million and $3.5 million, respectively.  At September 30, 2008, the accounts receivable balance related to Time Warner was $37,000.  Total revenue from the Time Warner Affiliate for the three and nine months ended September 30, 2008 was $288,000 and $797,000, respectively.  At September 30, 2008, the accounts receivable balance related to the Time Warner Affiliate was $35,000.

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

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Net Income (Loss) Per Share—The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128").  Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share was computed by dividing the adjusted net income (loss) by the sum of the weighted-average number of common shares outstanding and any dilutive potential common shares for the period.  The adjusted net income (loss) for the diluted earnings per share calculation equals net income (loss) plus any interest expense related to dilutive convertible debt held by Company for the period.  The following table represents the computation of basic and diluted loss per common share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(14,000)	$(46,000)	$823,000	$(274,000)
PLUS: Interest on convertible debt	—	—	297,000	—
Net (loss) income and assumed conversions	$(14,000)	$(46,000)	$1,120,000	$(274,000)

Weighted-average shares – basic	1,096,676	1,096,676	1,096,676	1,096,676
Dilutive effect of stock options	—	—	7,508	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of convertible debt	—	—	428,573	—
Weighted-average shares – diluted	1,096,676	1,096,676	1,532,733	1,096,676

Net (loss) income per share – basic	$(0.01)	$(0.04)	$0.75	$(0.25)
Net (loss) income per share – diluted	$(0.01)	$(0.04)	$0.73	$(0.25)

Options and warrants to purchase 971,570 and 662,754 shares of common stock were outstanding during the third quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the respective exercise price was greater than the average market price of the common shares.  Additionally, options and warrants to purchase 7,063 and 262,860 shares of common stock were outstanding during the third quarter of 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because these options and warrants were deemed to be contingently issuable shares whereby the necessary condition had not been met at the end of the respective quarter.  For the period ended September 30, 2008 and 2007, options and warrants to purchase 9,258 and 132,283 shares of common stock, respectively, were outstanding at quarter-end and were excluded from the diluted EPS computation as they were considered anti-dilutive.  During the three and nine months ended September 30, 2008 and 2007, the Company held convertible debt that could be converted into 428,573 shares of common stock.  These shares were excluded from the diluted EPS calculation for the three months ended September 30, 2008 as well as the three and nine months ended September 30, 2007 due to their antidilutive effect.

3.	GOODWILL

The goodwill relates to the Company's legacy software platform.  The Company has expanded its capabilities beyond this legacy software solution, but continues to generate revenue from this reporting unit.  During the third quarter of 2008, the Company conducted its annual impairment review of its goodwill.  With the settlement of the outstanding debt obligation with CyberSource Corporation ("CyberSource") (see Note 4) which was tied to this reporting unit, the Company determined that the carrying amount this reporting unit exceeded the estimated fair value which was based on the income approach discussed under SFAS 157.  Under the second step of the impairment test under SFAS 142, the Company calculated the implied fair value of goodwill and established that the carrying amount of goodwill of $593,000 exceeded the implied fair value.  The excess of the carrying amount over the implied fair value totaled $435,000 and was recorded as impairment loss in the consolidated Statement of Operations on a separate line item before "Operating Income".

4.	BORROWINGS

The Company's borrowings consisted of the following principal balances and excluded related accrued interest:

	September 30, 2008	December 31, 2007
CIT Group Inc. (formerly CITI Capital)	$18,000	$37,000
AICCO	5,000	—
CyberSource Corporation (formerly, Authorize.Net Holdings, Inc.)	—	982,000
Spieker Properties, L.P.	—	200,000
Special Situations Funds	—	119,000
Total borrowings	23,000	1,338,000
Less: current portion	(23,000)	(632,000)
Noncurrent portion	$—	$706,000

 Note Payable to CIT Group Inc. (formerly CITI Capital)

In June 2005, the Company entered into a 48-month equipment lease agreement with CITI Capital Technology Finance, Inc. to finance the purchase of equipment. The total amount financed under this agreement was $96,000 with monthly payments including interest of $2,000 through May 2009. The effective interest rate was 8.25%. In 2007, the lease was transferred to CIT Group, Inc.  At September 30, 2008, the outstanding balance was $18,000.  This lease is accounted for as a capital lease.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Note Payable to AICCO

During the first quarter of 2008, the Company entered into a premium finance agreement with AICCO, Inc. to finance a portion of the Company's annual Director & Officer and EPL insurance policies.  The total amount financed was $38,000 at an interest rate of 8.75%. The Company is obligated to make eight monthly principal and interest payments of $5,000 from March 2008 through October 2008.  At September 30, 2008, the outstanding balance on this note was $5,000.

Note Payable to CyberSource Corporation

In 1999, the Company executed a secured promissory note in the amount of $2.2 million, originally payable to Corsair Communications, Inc. ("Corsair") as consideration for the assets acquired by the Company from Corsair.  As of December 31, 2007, the current holder of this secured note was CyberSource, the successor by way of merger to Authorize.Net Holdings, Inc. (formerly Lightbridge, Inc., which succeeded to Corsair by way of merger).  The note held a security interest in substantially all the property and equipment originally acquired from Corsair.  This obligation was subordinated to the $1.5 million secured convertible notes issued to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Fund III, L.P., and Special Situations Fund III QP, L.P. (collectively “SSF”) in connection with the Company's private placement in March 2006 (see Note 5).

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

On April 15, 2008, the Company entered into a settlement agreement with CyberSource related to the outstanding note of $982,000 and paid $100,000 to CyberSource in full settlement of this debt obligation, including accrued interest.  The Company recognized a gain of $945,000 for this debt extinguishment in the second quarter of 2008.

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

Notes Payable to Special Situations Funds

Pursuant to the registration rights agreement relating to the private placement in March 2006 (see Note 5), the Company owed liquidated damages because the registration statement was not declared effective by the agreed-upon date.  In April 2007, the Company executed five unsecured adjustable promissory notes to SSF in the aggregate principal amount of $119,000 to cover these liquidated damages.  The original issuance date of these promissory notes was December 22, 2006, the date the registration statement was declared effective.  On April 1, 2008, the Company paid the outstanding aggregate principal balance and accrued interest related to the five unsecured promissory notes in full.

5.	PRIVATE PLACEMENTS

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

Pursuant to Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company calculated an effective conversion price of $1.05 per share for the embedded conversion option on the date issuance. Because the market value of the common stock was higher than the effective conversion price on the date of issuance, the conversion feature was considered to be a beneficial conversion feature. The Company recognized a beneficial conversion feature as a reduction to the net carrying amount of the Notes and an addition to paid-in capital of $505,000, which was based on the effective conversion rate, capped at the net carrying amount of the Notes. The discount resulting from this allocation to the beneficial conversion feature was being amortized over the life of the Notes, using the effective interest method. For the nine months ended September 30, 2008 and 2007, the amortization of the debt discount totaled $79,000 and $194,000, respectively, and was recorded as interest expense.

On January 1, 2007, the Company adopted EITF 00-19-2 which clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Pursuant to EITF 00-19-2, the Company determined that the warrants issued in the March 2006 Private Placement and the warrants issued to the non-director investor in the April 2006 Private Placement qualified for equity classification under EITF 00-19 and should be accounted for under the provisions of APB 14. Additionally, the Company determined that any additional liquidated damages payments under the registration payment arrangement were not probable. The Company recorded a cumulative-effect adjustment resulting only from the reclassification of these warrants to equity, which included the reversal of the current fair value of the warrant liability of $1.0 million, an offsetting credit to additional paid-in capital for $614,000 and debt discount of $340,000 as well as a credit of $60,000 to opening retained earnings. The credit to additional paid-in capital equals the amount that the Company would have allocated to the warrants based on the relative fair value on the date of issuance under the provisions of APB 14. The debt discount of $417,000 upon adoption of EITF 00-19-2 continues to be amortized over the original life of the Notes, using the effective interest method. For the nine months ended September 30, 2008 and 2007, the amortization of the debt discount totaled $98,000 and $231,000, respectively, and was recorded as interest expense. The adoption of EITF 00-19-2 did not impact the accounting treatment of the beneficial conversion feature.

Pursuant to Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"), the Company determined that the amended terms of the Notes effective March 31, 2008 did not meet any of the three conditions that would require the modification to be treated the same way as a debt extinguishment.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES

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

7.	STOCK-BASED COMPENSATION

 Stock Options

In February 2001, the Board of Directors approved the Company's 2001 Flexible Incentive Plan (the “2001 FIP”) and authorized approximately 112,555 shares to be reserved for issuance pursuant to the 2001 FIP. In October 2001, the Board of Directors approved the Company's 2001 FIP, as amended. Under the terms of the 2001 FIP, as amended, employees and directors are eligible to receive a grant of incentive stock options to purchase shares of the Company's common stock at their fair market value on the date of grant. Options granted under the 2001 FIP vest at the minimum rate of 20% per year from the grant date, but could vest at an accelerated rate. At September 30, 2008 and December 31, 2007, options to purchase 77,977 and 77,378 shares, respectively, of common stock were exercisable under the 2001 FIP.

The Company's stockholders approved the adoption of Primal’s 2004 Flexible Incentive Plan (the “2004 FIP”) at the Company's 2004 Annual Meeting of Stockholders, held November 12, 2004. Pursuant to the 2004 FIP, the Company may issue up to an aggregate of 155,745 shares of the Company's common stock, $0.01 par value per share.  For optionees that have been with the Company for less than one year, options granted under the 2004 FIP vest one-third on the one-year anniversary of the grant date with the remaining two-thirds vesting in four equal semi-annual installments after the one-year anniversary date. For all other optionees, options granted under the 2004 FIP vest in six equal semi-annual installments commencing on the six-month anniversary of the grant date. At September 30, 2008 and December 31, 2007, options to purchase 102,989 and 83,014 shares, respectively, of common stock were exercisable under the 2004 FIP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2001 FIP and 2004 FIP totaling $10,000 and $35,000 for the three months ended September 30, 2008 and 2007, respectively.  The Company recognized stock-based compensation expense of $47,000 and $107,000 for the nine months ended September 30, 2008 and 2007, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The expected volatility is based on historical volatility of the Company's stock.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted during the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
	2008	2007
Expected volatility	163.46% - 192.17%	129.26% - 201.43%
Weighted-average volatility	175.12%	188.82%
Risk-free rate	2.96% - 3.78%	4.47% - 4.76%
Expected term	5.41 – 10.00 years	1.11 – 7.14 years
Expected dividend	0%	0%

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

A summary of option activity under the 2001 FIP and the 2004 FIP as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	210,333	$4.13
Granted	19,005	1.40
Exercised	—	—
Forfeited or expired	(17,242)	3.76
Outstanding as of September 30, 2008	212,096	$3.92	6.26	$—
Exercisable as of September 30, 2008	180,966	$4.20	5.83	$—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.35 and $2.36, respectively.  No options were exercised during the three and nine months ended September 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	49,941	$3.27
Granted	19,005	1.35
Vested	(31,430)	3.26
Forfeited	(6,386)	2.69
Nonvested as of September 30, 2008	31,130	$2.23

As of September 30, 2008, there was $25,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2001 FIP and the 2004 FIP.  This cost is expected to be recognized over a period of 2.3 years.

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

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

At September 30, 2008, options to purchase 135,101 shares of common stock were exercisable under the 2006 SOP.  At December 31, 2007, there were no options to purchase shares of common stock exercisable under the 2006 SOP.

In accordance with the provisions of SFAS 123R, the Company recognized stock-based compensation expense related to the 2006 SOP totaling $11,000 and $253,000 for the three and nine months ended September 30, 2008, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  For the amended options, the fair value was estimated on the date of the modification using the Black-Scholes option-pricing model.  The expected volatility is based on historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on historical data. The following assumptions were used for the options granted or modified during the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
	2008	2007
Expected volatility	187.57%	175.96%
Weighted-average volatility	187.57%	175.96%
Risk-free rate	3.89% - 4.22%	4.56%
Expected term	8.14 – 8.89 years	5.00 years
Expected dividend	0%	0%

A summary of option activity under the 2006 SOP as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	203,786	$2.51
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of September 30, 2008	203,786	$2.51	7.80	$—
Exercisable as of September 30, 2008	135,101	$2.45	7.93	$—

No options were granted during the nine months ended September 30, 2008.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $1.39.  No options were exercised during the three and nine months ended September 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	203,786	$1.48
Granted	—	—
Vested	(135,101)	1.39
Forfeited	—	—
Nonvested as of September 30, 2008	68,685	$1.66

For any option that was not modified on June 19, 2008, the Company determines if it is probable that the Change-in-control Performance Condition will be achieved.  Until this performance condition is deemed to be probable, the compensation cost of these option grants is included in the total unrecognized compensation cost.  As of September 30, 2008, there was $28,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements tied to a performance condition.  As of September 30, 2008, there was $20,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the modified vesting schedule.  This cost is expected to be recognized over a period of 1.67 years.

[Back to Index]
PRIMAL SOLUTIONS, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements

Warrants

In September 2008, the Company issued to an outside consultant 1,750 warrants to purchase common stock at a price of $1.30 per share.  On the date of  issuance, 58% of the total grant vested immediately with the balance ratably vesting over the following 10 months. The Company recognized stock-based compensation expense of $2,000 during the three and nine months ended September 30, 2008 related to these warrants.  During the nine months ended September 30, 2007, the Company did not issue any warrants.

Nine months ended September 30, 2008
Expected volatility	184.97%
Weighted-average volatility	184.97%
Risk-free rate	3.71%
Expected term	4.70 years
Expected dividend	0%

A summary of compensation-based warrant activity as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	112,212	$6.45
Granted	1,750	—
Exercised	—	—
Forfeited or expired	(34,286)	9.80
Outstanding as of September 30, 2008	79,676	$4.87	4.49	$—
Exercisable as of September 30, 2008	79,019	$4.94	4.53	$—

The weighted-average grant-date fair value of warrants granted during the nine months ended September 30, 2008 was $1.30.  No warrants were granted during the nine months ended September 30, 2007.  No warrants were exercised during the three and nine months ended September 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below (restated to reflect the 1-for-35 reverse stock split effective June 19, 2008):
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2008	34,286	$9.80
Granted	1,750	1.30
Vested	(1,093)	1.30
Forfeited	(34,286)	9.80
Nonvested as of September 30, 2008	657	$1.30

As of September 30, 2008, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the modified vesting schedule.  This cost is expected to be recognized over a period of nine months.

8.	SUBSEQUENT EVENT

In November 2008, the Company and Time Warner entered into the Transition Agreement which stipulates that the Company will continue to provide services provided for under the Master Agreement for a limited time.   Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner's intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner's alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers the Time Warner Affiliate.  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Total revenue from Time Warner for the three and nine months ended September 30, 2008 was $1.3 million and $3.5 million, respectively.  Total revenue from the Time Warner Affiliate for the three and nine months ended September 30, 2008 was $288,000 and $797,000, respectively.  Management does not expect the Transition Agreement and the new stand-alone contract with the Time Warner Affiliate to provide sufficient revenues to support the Company’s continuing operations.  In light of these developments and the Company’s position in the current marketplace, management has recommended to the Board of Directors that the Company commence an orderly wind-down of its continuing operations.  The Company reviewed various alternatives that might be available to the Company to maximize the Company's value, including continuing current operations.  After reviewing such alternatives, the Board of Directors has determined to commence wind-down of the Company.  As part of the wind-down, the Company, through a special committee consisting of independent directors and led by the lead director, is currently in negotiations with certain members of management regarding an arrangement whereby the Company would transfer certain customer contracts and other assets, as well as license its technology to a newly formed company owned and operated by these members of management.  Such arrangement is expected to be completed, if at all, in January 2009.  Whether or not such arrangement is consummated, given the Company’s outstanding senior secured convertible debt obligation in the aggregate amount of $1.3 million, the Company believes it is unlikely there will be any remaining value available for distribution to the holders of the Company's common stock following completion of the Company’s wind-down.

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

OVERVIEW

    In November 2008, the Company executed a transition agreement (the "Transition Agreement") with Time Warner Cable Inc. ("TWCI").  TWCI is the assignee of Time Warner Cable Information Services (Maine) LLC (collectively, "Time Warner"), with whom the Company has a contractual relationship under the original Master Software and License Agreement, as amended (the "Master Agreement").  Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner's intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner's alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers an affiliate of Time Warner (the "Time Warner Affiliate").  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Total revenue from Time Warner for the three and nine months ended September 30, 2008 was $1.3 million and $3.5 million, respectively.  Total revenue from the Time Warner Affiliate for the three and nine months ended September 30, 2008 was $288,000 and $797,000, respectively.  Management does not expect the Transition Agreement and the new stand-alone contract with the Time Warner Affiliate to provide sufficient revenues to support the Company’s continuing operations.

    In light of these developments and the Company’s position in the current marketplace, management has recommended to the Board of Directors that the Company commence an orderly wind-down of its continuing operations.  The Company reviewed various alternatives that might be available to the Company to maximize the Company's value, including continuing current operations.  After reviewing such alternatives, the Board of Directors has determined to commence wind-down of the Company.  As part of the wind-down, the Company, through a special committee consisting of independent directors and led by the lead director, is currently in negotiations with certain members of management regarding an arrangement whereby the Company would transfer certain customer contracts and other assets, as well as license its technology to a newly formed company owned and operated by these members of management.  Such arrangement is expected to be completed, if at all, in January 2009.  Whether or not such arrangement is consummated, given the Company’s outstanding senior secured convertible debt obligation in the aggregate amount of $1.3 million, the Company believes it is unlikely there will be any remaining value available for distribution to the holders of the Company's common stock following completion of the Company’s wind-down.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months ended September 30,		Increase/(Decrease)		Nine months ended September 30,		Increase/(Decrease)
	2008	2007	$	%	2008	2007	$	%

Net revenue	$1,680,000	$1,541,000	$139,000	9%	$4,817,000	$4,760,000	$57,000	(1)%

Cost of revenue	355,000	440,000	(85,000)	(19)%	1,057,000	1,328,000	(271,000)	(20)%
Research and development	395,000	363,000	32,000	9%	1,298,000	1,108,000	190,000	17%
Selling, general & administrative	474,000	560,000	(86,000)	(15)%	1,863,000	1,947,000	(84,000)	(4)%
Goodwill impairment loss	435,000	—	435,000	100%	435,000	—	435,000	100%
Total costs	1,659,000	1,363,000	296,000	22%	4,653,000	4,383,000	270,000	6%

Operating income	21,000	178,000	(157,000)	(88)%	164,000	377,000	(213,000)	(56)%
Gain from debt extinguishment	—	—	—	—	1,082,000	—	1,082,000	100%
Interest and other expenses, net	(35,000)	(224,000)	(189,000)	(84)%	(420,000)	(648,000)	(228,000)	(35)%
(Loss) income before income tax	(14,000)	(46,000)	(32,000)	(70)%	826,000	(271,000)	1,097,000	405%
Income tax provision	—	—	—	—	3,000	3,000	—	—
Net (loss) income	$(14,000)	$(46,000)	$(32,000)	(70)%	$823,000	$(274,000)	$1,097,000	400%

Supplemental Information
Stock-based compensation	$23,000	$35,000	$(12,000)	(34)%	$311,000	$107,000	$204,000	191%

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

[Back to Index]

Total revenues of $1,680,000 for the three months ended September 30, 2008 increased by $139,000 compared to $1,541,000 for the same period in 2007.  There was an increase of $251,000 in recurring subscription fees as the subscriber base of our customers increased for the quarter ended September 30, 2008 when compared to the same period in 2007.  This was offset with the decrease in the two other sources of revenue.  Total revenue from our current largest customer, Time Warner, represented approximately 74.5% and 72.2%, respectively, of total revenue for the three months ended September 30, 2008 and 2007.  Total revenues for the nine months ended September 30, 2008 were $4.82 million, an increase of $57,000, or 3%, from $4.76 million for the same period in 2007.  There was an increase of $752,000 in the recurring subscription fees as the subscriber base of our customers increased for the nine months ended September 30, 2008 when compared to the same period in 2007.  This was offset with the decrease in the two other sources of revenue.  Total revenue from Time Warner represented approximately 73.2% and 64.9%, respectively, of total revenue for the nine months ended September 30, 2008 and 2007.

In November 2008, the Company and Time Warner entered into the Transition Agreement which stipulates that the Company will continue to provide services provided for under the Master Agreement for a limited time.   Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner’s intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner’s alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner Cable.  The Master Agreement also covers the Time Warner Affiliate.  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Total revenue from Time Warner for the three and nine months ended September 30, 2008 was $1.3 million and $3.5 million, respectively.  Total revenue from the Time Warner Affiliate for the three and nine months ended September 30, 2008 was $288,000 and $797,000, respectively.  Management does not expect the Transition Agreement and the new stand-alone contract with the Time Warner Affiliate to provide sufficient revenues to support the Company’s continuing operations.

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

For the three months ended September 30, 2008, subscription revenue was $1.4 million, 85% of total revenue, an increase of $251,000 from $1.2 million, 76% of total revenue, for the same period in 2007.  The increase was primarily the result of an increase in subscriber count base from our existing customers of approximately 43% for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007.

For the nine months ended September 30, 2008, subscription revenue was $4.1 million, 85% of total revenue, an increase of $752,000 from $3.3 million, 70% of total revenue, for the same period in 2007.  The increase was primarily the result of an increase in subscriber count base from our existing customers of approximately 43% for the nine months ended September 30, 2008, compared to nine months ended September 30, 2007.

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

For the three and nine months ended September 30, 2008, upfront software license and related maintenance revenue represented 6% and 7%, respectively, of total revenue, compared to 9% and 12%, respectively, of total revenue for the same period in 2007.  This decrease was due to the growing contribution by subscription-based customers to total revenue, the nonrenewal of legacy maintenance agreements during 2007, and the absence of any new upfront license fees during the three and nine months ended September 30, 2008.  The Company expects to continue to support existing customers but will not actively seek new sales contracts under this upfront software license pricing model.

Professional Services and Other Revenue

Professional services revenue is comprised of fees associated with implementation services, consulting, customization projects as well as training.  Professional services revenue is nonrecurring in nature and can fluctuate with the volume of new customer sales as well as customization projects of existing customers.

Professional services revenue was $161,000, or 10% of total revenue, for the three months ended September 30, 2008, as compared to $176,000, or 11% of total revenue, for the same period last year.  Professional services revenue was $380,000, or 8% of total revenue, for the nine months ended September 30, 2008, as compared to $698,000, or 15% of total revenue, for the same period last year.  The overall decline was attributed to one-time implementation revenue recognized during the respective period in 2007 for the then-new customers as well as a decrease in total revenue contributed from customization projects for existing customers.  The Company expects customization revenue to track at the current trend for the remainder of the year.

Other revenue consists of sales of third-party software and hardware which are not material in amount or frequency. There was no other revenue for the three months ended September 30, 2008 compared to $61,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, other revenue was $15,000, compared to $141,000 for the nine months ended September 30, 2007.

[Back to Index]

Concentration Risk

In November 2008, the Company and Time Warner entered into the Transition Agreement which stipulates that the Company will continue to provide services provided for under the Master Agreement for a limited time.   Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner’s intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner’s alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers the Time Warner Affiliate.  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Management does not expect the Transition Agreement and the new stand-alone contract with the Time Warner Affiliate to provide sufficient revenues to support the Company’s continuing operations.

For the three months ended September 30, 2008, we had two customers, Time Warner and the Time Warner Affiliate, that individually accounted for more than 10% of our total revenue in the amount of $1.3 million and $288,000, respectively.  In the same period last year, those two customers individually accounted for more than 10% of our total revenue in the amount of $1.1 million and $214,000, respectively.  For the nine months ended September 30, 2008, those two customers individually accounted for more than 10% of our total revenue in the amount of $3.5 million and $797,000, respectively. In the same period last year, those two customers individually accounted for more than 10% of our total revenue in the amount of $3.1 million and $629,000, respectively.

EXPENSES

During the nine months ended September 30, 2008, we continued our focus on managing our costs in an effort to keep them in line with expected revenues.  For the three months ended September 30, 2008 and 2007, including the non-cash stock-based compensation cost of $23,000 and $35,000, respectively, the Company incurred total operating expenses of $1,224,000 and $1,363,000, respectively.  For the nine months ended September 30, 2008 and 2007, including the noncash stock-based compensation cost of $311,000 and $107,000, respectively, the Company incurred total operating expenses of $4,218,000 and $4,383,000, respectively.  As a result of cost-reduction measures taken in 2007, we experienced a 19% reduction in overall headcount for the nine months ended September 30, 2008 when compared to the same period in 2007.  Additionally, in connection with the reverse stock split and the stock option amendment in June 2008, there was an increase during the second quarter of 2008 in legal and other professional costs.  We also incurred noncash stock-based compensation expense of $242,000 pursuant to the modified terms of stock option amendment in June 2008.  We recognized a gain of $1.1 million resulting from the extinguishment of the CyberSource Note in April 2008 and the Spieker Obligation in February 2008.

Cost of Revenues

The cost of revenue consists primarily of the costs of full-time personnel and outside contractors associated with providing the different types of services offered.  Additionally, the network cost to support hosting services and the cost of third-party software or hardware resold to customers are included in cost of revenues.

The cost of revenue decreased $85,000 to $355,000, or 21% of total revenue, for the three months ended September 30, 2008, as compared to $440,000, or 29% of total revenue, for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, cost of revenue was $1.1 million, or 22% of total revenue, a decrease of $271,000 from $1.3 million, or 28% of total revenue, for the nine months ended September 30, 2007.  The decrease for both periods was a direct result of the cross-product training program for our technical staff that began in 2006.  The cross-training allows more flexibility to meet shifting customer and market demands around our products and services as well as overall efficiency of available labor resources.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts.

Research and development expenses increased $32,000 to $395,000 for the three months ended September 30, 2008, as compared to $363,000 for the three months ended September 30, 2007.  Total research and development expenses for the nine months ended September 30, 2008 increased $190,000 to $1.3 million from $1.1 million for the nine months ended September 30, 2007.  The increase during both periods in 2008 over the previous year primarily resulted from increased labor costs connected to the Company's continued investment in our IPC platform and associated analytics capabilities which is part of our product roadmap, a key element to our growth strategy.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of public company related expenses, professional service fees, travel related costs as well as labor related expenses for executive, finance, administrative, sales, and marketing personnel.  Selling, general and administrative expenses for the three months ended September 30, 2008 was $474,000, a decrease of $86,000 from $560,000 for the same period in 2007.  For the nine months ended September 30, 2008, selling, general and administrative expenses were $84,000 lower than the same period in 2007 at $1.86 million compared to $1.94 million.

During the first half of 2008, the Company incurred higher legal and other professional costs related to the debt extinguishment and modification of three outstanding obligations, the reverse stock split, and the stock option amendment.  Additionally, the Company recognized $206,000 of stock-based compensation costs connected to the stock option amendment during the second quarter of 2008 as well as $11,000 for stock options granted to the Board of Directors in January 2008.  Marketing-related costs increased $8,000 and $31,000 for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007 as we focused on increasing the Company's visibility in the marketplace through sponsorship and attendance at industry tradeshows and conferences as well as revamping our website and circulating the Company's new quarterly electronic newsletter.  These aggregate increases were offset with a 25% decrease in administrative headcount for the nine months ended September 30, 2008 compared to the same period in 2007.

[Back to Index]

Goodwill Impairment Loss

At the end of the third quarter of 2008, the Company conducted its annual impairment review of its goodwill.  The goodwill relates to the Company's legacy software platform.  The Company has expanded its capabilities beyond this legacy software solution, but continues to generate revenue from this reporting unit.  The Company determined that the carrying amount of this reporting unit exceeded the estimated fair value and accordingly, the Company recognized an impairment loss of $435,000 during the quarter ended September 30, 2008.

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

For the three months ended September 30, 2008, interest and other expenses, net was $35,000, a decrease of $189,000, as compared to $224,000 for the three months ended September 30, 2007.  The amortization charges related to the 2006 Private Placements ended on March 31, 2008, contributing to the decrease in the third quarter of 2008.  The Company also recognized lower interest expense as a direct result of the debt extinguishment during the first half of 2008 and the paydown of outstanding obligations in December 2007 and in April 2008.  This decrease was offset with a higher interest expense for the senior convertible debt based on the amended terms effective March 31, 2008.

For the nine months ended September 30, 2008, interest and other expenses, net was $420,000, a decrease of $228,000, as compared to $648,000 for the nine months ended September 30, 2008.  The amortization charges related to the 2006 Private Placements ended on March 31, 2008, contributing $293,000 to the decrease in 2008 compared to a full nine months’ of amortization in 2007.  The Company also recognized lower interest expense as a direct result of the debt extinguishment during the first half of and the paydown of outstanding obligations in December 2007 and in April 2008.  This decrease was offset with a higher interest expense for the senior convertible debt based on the amended terms effective March 31, 2008.  Additionally, during the second quarter of 2008, the Company recognized a non-cash loss of $104,000 for the write-off of fixed assets based on a recent physical count of assets on hand.

Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2008 and 2007 consisted of the minimum state taxes for the related years.

[Back to Index]

LIQUIDITY AND CAPITAL RESOURCES
	September 30,	December 31,	Increase/(Decrease)
	2008	2007	$	%
Cash and cash equivalents	$606,000	$524,000	$82,000	15.6%
Accounts receivable	139,000	137,000	2,000	1.5%
Cash, cash equivalents and accounts receivable	745,000	661,000	84,000	12.7%
Current assets	806,000	805,000	1,000	0.1%

Accounts payable and accrued expenses	473,000	965,000	(492,000)	(51.0)%
Current portion notes payable	23,000	632,000	(609,000)	(96.4)%
Deferred revenue	180,000	172,000	8,000	4.7%
Current portion of senior convertible debt, net of discount	695,000	1,323,000	(628,000)	(47.5)%
Current liabilities	1,371,000	3,092,000	(1,721,000)	(55.7)%
Noncurrent liabilities	748,000	764,000	(16,000)	(2.1)%

Working capital deficit	(565,000)	(2,287,000)	(1,722,000)	(75.3)%

Overview

In November 2008, the Company and Time Warner entered into the Transition Agreement which stipulates that the Company will continue to provide services provided for under the Master Agreement for a limited time.   Pursuant to the Master Agreement, the Company provided software and services to help Time Warner manage its digital phone services.  The Transition Agreement provides written notice of Time Warner's intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner's alternative product and platform through February 28, 2009.  Additionally, the Company will be responsible for the decommission and removal of the hardware owned by Time Warner.  The Master Agreement also covers the Time Warner Affiliate.  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Management does not expect the Transition Agreement and this new stand-alone contract to provide sufficient revenues to support the Company’s continuing operations.

    In light of these developments and the Company’s position in the current marketplace, management has recommended to the Board of Directors that the Company commence an orderly wind-down of its continuing operations.  The Company reviewed various alternatives that might be available to the Company to maximize the Company's value, including continuing current operations.  After reviewing such alternatives, the Board of Directors has determined to commence wind-down of the Company.  As part of the wind-down, the Company, through a special committee consisting of independent directors and led by the lead director, is currently in negotiations with certain members of management regarding an arrangement whereby the Company would transfer certain customer contracts and other assets, as well as license its technology to a newly formed company owned and operated by these members of management.  Such arrangement is expected to be completed, if at all, in January 2009.

    Whether or not such arrangement is consummated, given the Company’s outstanding senior secured convertible debt obligation (the "Notes"), the Company believes it is unlikely there will be any remaining value available for distribution to the holders of the Company's common stock following completion of the Company’s wind-down.  As of December 10, 2008, the outstanding balance for the Notes was $1.3 million of principal and $27,000 of accrued interest.  As of September 30, 2008, the Company had a working capital deficit of $565,000.  Historically, our sources of liquidity primarily have been cash from operations and financing activities.  With the loss of Time Warner as a customer at the end of February 2009, we believe that existing cash balances along with cash generated from existing contracts will not be sufficient to support our current working capital requirements through the next twelve months.  For the nine months ended September 30, 2008, Time Warner and the Time Warner Affiliate accounted for $3.5 million and $797,000, respectively, of total revenue.  The Company must maintain adequate resources to continue to provide all services stipulated under the current contracts with existing customers.  The Company believes that the net cash flow from the Transition Agreement through February 2009 and any other revenue contracts with existing customers, as well as any consideration for the arrangement currently in negotiations discussed above will not be sufficient to pay the Notes in full.  Because the Notes are senior to the other obligations of the Company, the Company believes it is unlikely there will be any remaining value available for distribution to the holders of the Company's common stock following completion of the Company’s wind-down.

Cash and Accounts Receivable

Cash, cash equivalents and accounts receivable collectively increased by $84,000 at September 30, 2008 from $661,000 at December 31, 2007, primarily due to the $685,000 in cash provided by operations for the nine months ended September 30, 2008, offset by the significant paydown of outstanding debt obligations totaling $582,000 in 2008.  Non-recurring payments against outstanding debt included the debt settlement of $300,000 related to the Spieker Obligation and the CyberSource Note and the paydown of the liquidated damages obligation of $119,000.

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

[Back to Index]

Effective March 31, 2008, we amended the $1.5 million senior convertible notes payable to SSF, amending the payment terms and extending the maturity date to December 31, 2009 from March 31, 2008.  Pursuant to the amended terms of the notes, the interest rate changed to 10% from 5% per annum, and we are required to make quarterly principal and interest payments, beginning in June 2008.  The first two quarterly payments in the aggregate amount of $185,000 was paid in the third quarter of 2008.  The senior convertible debt, net of discount, was reflected as a current liability at December 31, 2007.  As of September 30, 2008, $695,000 of the total outstanding balance was classified as noncurrent, based on the amended payment terms.

Additionally, pursuant to a related Amendment Letter Agreement dated March 31, 2008 between the Company and SSF, on April 1, 2008, we paid the accrued interest of $19,000 on the original senior convertible notes for the quarter ended March 31, 2008 as well as the outstanding principal and accrued interest balance of the liquidated damages notes.

Accounts payable and accrued expenses decreased by $492,000 to $473,000 at September 30, 2008 from $965,000 at December 31, 2007 largely due to disbursements of $527,000 against accrued wages made during the nine months ended September 30, 2008 as well as the timing of payments of outstanding invoices and other accruals.  This was offset with the increase in accruals for legal and other professional costs connected to the reverse stock split during the second quarter of 2008.

Deferred revenue at September 30, 2008 increased slightly by $8,000, or 5%, to $180,000, as compared to $172,000 on December 31, 2007. Deferred revenue represents all invoice billings that have been collected from the customer but cannot yet be recognized as revenue, including maintenance renewals and nonrecurring services.  The increase during the nine months ended September 30, 2008 is attributed to the timing of the payment of customer maintenance renewal agreements.

Cash Flows

Net cash provided by operating activities of $685,000 for the nine months ended September 30, 2008 resulted primarily from net income of $1.3 million that included non-cash expenses for stock-based compensation of $311,000, goodwill impairment loss of $435,000, non-cash expenses of $203,000 related to the 2006 Private Placements as well as the gain on debt extinguishment of $1.1 million. Net cash used by operating activities of $165,000 for the nine months ended September 30, 2007 resulted primarily from a net loss of $274,000 that included non-cash expenses for stock-based compensation of $107,000 and non-cash expenses of $497,000 related to the 2006 Private Placements, coupled with an increase in current assets and a decrease in current liabilities.

For the nine months ended September 30, 2008 and 2007, net cash used by investing activities totaled $21,000 and $22,000, respectively and was primarily due to the acquisition of capital equipment.

Net cash used in financing activities for the nine months ended September 30, 2008 was primarily due to the settlement of the Spieker Obligation and the CyberSource Note in the aggregate amount of $300,000 plus the paydown of the liquidated damages notes, totaling $119,000.  Additionally, during the third quarter of 2008, the Company made the first two quarterly payments in the aggregate amount of $185,000, $111,000 of which was applied against the outstanding principal balance of the senior secured convertible debt obligation.  The change from the net cash used in financing activities for the nine months ended September 30, 2007 was primarily due to the paydown of the First Regional Bank promissory note in the amount of $100,000 which was offset with the release of the restricted cash held as collateral plus the accrued interest.  Also, repayments on remaining notes payable and capital lease obligations totaled $62,000 during the nine months ended September 30, 2007, as compared to $52,000 during the nine months ended September 30, 2008.

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

[Back to Index]

RISK FACTORS

We have commenced wind-down of our continuing operations.  Investing in our common stock involves a high degree of risk.  You should carefully consider the material risk factors listed below and all other information contained in this Form 10-Q before making investment decisions with respect to our common stock.  You should also keep these risk factors in mind when you read the forward-looking statements.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected.  In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.

Risks Related to Our Business and Our Marketplace

We have commenced wind-down of our continuing operations and expect to cease operations in 2009.

In November 2008, the Company executed a transition agreement (the "Transition Agreement") with Time Warner Cable Inc. ("TWCI").  TWCI is the assignee of Time Warner Cable Information Services (Maine) LLC (collectively, "Time Warner"), with whom the Company has a contractual relationship under the original Master Software and License Agreement, as amended (the "Master Agreement").  The Transition Agreement provides written notice of Time Warner's intent to terminate all services covered under the Master Agreement on February 28, 2009.  Pursuant to the terms of the Transition Agreement, the Company will provide transition assistance from the Company’s software platform to Time Warner's alternative product and platform through February 28, 2009.  The Master Agreement also covers an affiliate of Time Warner (the "Time Warner Affiliate").  The Company and the Time Warner Affiliate are currently in discussions concerning the terms and duration of any services that may be provided by the Company to the Time Warner Affiliate under a new stand-alone contract.  Management does not expect the Transition Agreement and this new stand-alone contract to provide sufficient revenues to support the Company’s continuing operations.   Time Warner and the Time Warner Affiliate are the Company's two largest customers.  Total revenue from Time Warner for the nine months ended September 30, 2008 and fiscal year ended December 31, 2007 was $3.5 million and $3.1 million, respectively.  Total revenue from the Time Warner Affiliate for the nine months ended September 30, 2008 and the fiscal year ended December 31, 2007 was $797,000 and $629,000, respectively.

In light of these developments and the Company’s position in the current marketplace, management has recommended to the Board of Directors that the Company commence an orderly wind-down of its continuing operations.  The Company reviewed various alternatives that might be available to the Company to maximize the Company's value, including continuing current operations.  After reviewing such alternatives, the Board of Directors has determined to commence wind-down of the Company.

Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Fund II, L.P. (collectively "SSF") could accelerate payment of all principal and interest owed under the 10% Senior Secured Convertible Notes due December 31, 2009 (the "Notes") and foreclose on all of the Company's assets.

As of December 10, 2008, there is $1.3 million of principal and $27,000 of accrued interest outstanding under the Notes, which were amended effective March 31, 2008 to change the payment terms, increase the interest rate from 10% to 5% per annum and extend the maturity date.  Pursuant to the amended terms of the Notes, we are required to make quarterly principal and interest payments which began on June 30, 2008.  The last payment is due on December 31, 2009.

We do no expect to have sufficient cash to meet our credit obligations to SSF through 2009.  In the event that we fail to pay any amount due under the Notes within five days of the scheduled payment dates, or we fail to make any required principal payment on indebtedness of $100,000 or more within 10 days of when due, SSF may elect to declare all unpaid principal and accrued interest under the Notes immediately due and payable.  In the event SSF elects to accelerate payments under the Notes, we will not have sufficient cash to make such payments.  The Notes are secured by a first priority security interest in all of the Company's assets and failure to make payments under the Notes when due would allow SSF to foreclose on all our assets, resulting in the likely loss of your investment.

The Company believes there is not likely to be any value available for distribution to you following completion of the Company's wind-down.

    As of December 10, 2008, there is $1.3 million of principal and $27,000 of accrued interest outstanding under the Notes.  As of September 30, 2008, the Company had a stockholders' deficit of $978,000.  Because the Notes are a senior secured interest, outstanding amounts due under the Notes will be paid prior to any distribution to the shareholders.  Management believes that cash from operations, including the Transition Agreement with Time Warner, will not be sufficient to put the Company in a position to pay the Notes in full.  Accordingly, the Company believes it is unlikely there will be any remaining value available for distribution to you following completion of the Company's wind-down.

We could face additional liability in the event we are unable to provide acceptable transition services in a reasonable timeframe from our software solution to our existing customer base.

    Our existing customer contracts require us to provide uninterrupted service and transition assistance.  In an effort to put Company in a position do so, management has offered retention agreements to key personnel to incent them to remain with the Company through the wind-down. In our current situation, it would be difficult to attract qualified replacements. If we are unable to retain sufficient personnel to transition existing customers from our software solution in accordance with our agreements, those customers could assert breach of contract claims against us. Management believes the Transaction will mitigate the liability, but there can be no assurance that the Transaction will be consummated in the near-term or at all, or that if consummated, the Transaction will eliminate the potential liability to customers.

We depend on our intellectual property and litigation regarding our intellectual property could harm our business.

Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product name. These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Despite this protection, third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Furthermore, the laws of certain countries in which we sell or license our products do not protect our software products and intellectual property rights to the same extent, as do the laws of the United States. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and could adversely impact our ability to provide transition services to customers and the likelihood of the consummation of the Transaction.

Some of our software solutions contain open source software, which may be subject to restrictive open source licenses and harm our business.

Certain of our outsourced software solutions use open source software. Open source software is software that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost. Some open source software licenses may require us to make all or part of the source code of our derivative products available to the public free of charge and/or to license such derivative product under a similar open source software license. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software solutions may be available to others without charge. If this happens, our customers and our competitors may have access to our software solutions without cost to them, which could adversely impact our ability to provide transition services to customers and the likelihood of the consummation of the Transaction.
Claims by others that we infringe on their proprietary technology could divert our resources, result in unexpected license fees and harm our business.

Third parties may claim that our current or future software solutions or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our outsourced software solutions. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our outsourced software solutions and could adversely impact our ability to provide transition services to customers and the likelihood of the consummation of the Transaction.

Because we use open source software in some of our outsourced software solutions, we may incur expenses in defending claims that we did not abide by the open source software license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source software from our solutions. Such events could adversely impact our ability to provide transition services to customers and the likelihood of the consummation of the Transaction.

Risks Related to Owning Our Stock

SSF is in a position to exercise substantial control over our wind-down and other affairs and may have interests that conflict with the interest of our other stockholders.

SSF currently owns 39% of our outstanding common stock, beneficially owns approximately 54% of our outstanding common stock and holds the Company's senior secured convertible debt obligation.  Accordingly, SSF will be able to exercise a controlling influence over all matters requiring approval of our stockholders, including the election and removal of directors and approval of the Transaction (if any).  Additionally, under the provisions of the Notes, SSF has the right to designate one person for election to our Board of Directors.  At this time, SSF does not have a representative on our Board.

Because SSF holds the Notes, its interest in recouping the maximum amount due under the Notes may conflict with the interests of our other stockholders.  For example, SSF may elect to foreclose on our assets under the terms of the Notes, which would leave no value in the Company for distribution to you following the wind-down.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report.  Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

3.2		Second Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company's quarterly report on Form 10-QSB filed on August 14, 2002 and incorporated by reference herein)
3.3		Certificate of Amendment to the Company's Certification of Incorporation, as filed with the Secretary of State of the State of Delaware, effective June 19, 2008 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2008 and incorporated by reference herein)
10.1	^
Transition Agreement by and between Time Warner Cable Inc., a Delaware corporation, and Primal Solutions, Inc. a Delaware corporation, dated November 20, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2008 and incorporated by reference herein)

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

December 23, 2008